Form 10-Q
period 2020-09-30
Akouos, Inc.
filed 2020-11-12
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2020, there were 34,382,665 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress, and results of our current and future preclinical studies and clinical trials and our research and development programs, including our expectation that we will submit an investigational new drug application for AK-OTOF, our lead product candidate, for otoferlin-mediated hearing loss to the U.S. Food and Drug Administration in 2021;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing, and the period over which we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our plans to develop and, if approved, subsequently commercialize our product candidates;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for, our product candidates;
●	our expectations regarding our regulatory strategy;
●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
●	the potential advantages of our product candidates;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	our estimates regarding the potential addressable patient population for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our intellectual property position;
●	our ability to identify additional products, product candidates, or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;

●	developments and expectations regarding developments and projections relating to our competitors and our industry;
●	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition;
●	our ability to maintain and establish collaborations or obtain additional funding; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startup Act of 2012.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AKOUOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$178,622	$25,078
Marketable securities	141,452	—
Prepaid expenses and other current assets	2,154	1,061
Total current assets	322,228	26,139
Property and equipment, net	12,667	11,492
Operating lease right‑of‑use assets	6,035	6,214
Restricted cash	1,317	1,317
Total assets	$342,247	$45,162
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$817	$339
Accrued expenses and other current liabilities	6,730	4,962
Operating lease liabilities	1,071	641
Total current liabilities	8,618	5,942
Operating lease liabilities, net of current portion	12,321	13,143
Other long‑term liabilities	—	188
Total liabilities	20,939	19,273
Commitments and contingencies (See Note 11)
Convertible preferred stock (Series Seed, Seed 1, A, and B), $0.0001 par value; no shares authorized at September 30, 2020 and 178,349,005 shares authorized at December 31, 2019; no shares issued and outstanding at September 30, 2020 and 178,349,005 shares issued and outstanding at December 31, 2019	—	58,690
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2020 and no shares authorized at December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2020 and 235,000,000 shares authorized at December 31, 2019; 34,374,348 shares issued and outstanding at September 30, 2020 and 997,165 shares issued and outstanding at December 31, 2019	3	—
Additional paid‑in capital	390,473	323
Accumulated other comprehensive income	$8	$—
Accumulated deficit	(69,176)	(33,124)
Total stockholders’ equity (deficit)	321,308	(32,801)
Total liabilities, convertible preferred stock and stockholders’ equity	$342,247	$45,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$8,641	$4,377	$26,612	$11,886
General and administrative	4,478	887	9,646	2,267
Total operating expenses	13,119	5,264	36,258	14,153
Loss from operations	(13,119)	(5,264)	(36,258)	(14,153)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(3,013)	—	(2,260)
Interest income	21	70	201	298
Other income (expense), net	9	(3)	5	(8)
Total other income (expense), net	30	(2,946)	206	(1,970)
Net loss	$(13,089)	$(8,210)	$(36,052)	$(16,123)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(13.21)	$(3.01)	$(27.48)
Weighted‑average common shares outstanding, basic and diluted	15,334,241	621,581	11,991,870	586,728
Other comprehensive income:
Unrealized gain on marketable securities	8	—	8	—
Total other comprehensive income	8	—	8	—
Total comprehensive loss	$(13,081)	$(8,210)	$(36,044)	$(16,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2019	178,349,005	$58,690	997,165	$—	$323	$—	$(33,124)	$(32,801)
Issuance of common stock upon exercise of stock options	—	—	13,630	—	7	—	—	7
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	12	—	—	12
Stock‑based compensation expense	—	—	—	—	111	—	—	111
Issuance of Series B convertible preferred stock, net of issuance costs of $228	221,399,223	104,837	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,440)	(10,440)
Balances at March 31, 2020	399,748,228	163,527	1,010,795	—	453	—	(43,564)	(43,111)
Issuance of common stock upon exercise of stock options	—	—	15,181	—	31	—	—	31
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	7	—	—	7
Stock‑based compensation expense	—	—	—	—	490	—	—	490
Conversion of convertible preferred stock to common stock	(399,748,228)	(163,527)	18,969,672	2	163,510	—	—	163,512
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	14,375,000	1	223,849	—	—	223,850
Net loss	—	—	—	—	—	—	(12,523)	(12,523)
Balances at June 30, 2020	—	—	34,370,648	3	388,340	—	(56,087)	332,256
Issuance of common stock upon exercise of stock options	—	—	3,700	—	3	—	—	3
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	54	—	—	54
Stock‑based compensation expense	—	—	—	—	2,076	—	—	2,076
Net loss	—	—	—	—	—	—	(13,089)	(13,089)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	8	—	8
Balances at September 30, 2020	—	$—	34,374,348	$3	$390,473	$8	$(69,176)	$321,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid‑in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2018	103,015,190	$27,647	935,887	$—	$154	$(7,383)	$(7,229)
Issuance of common stock upon exercise of stock options	—	—	197	—	—	—	—
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	7	—	7
Stock‑based compensation expense	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(5,909)	(5,909)
Balances at March 31, 2019	103,015,190	27,647	936,084	—	179	(13,292)	(13,113)
Issuance of common stock upon exercise of stock options	—	—	16,608	—	13	—	13
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	(9)	—	(9)
Stock‑based compensation expense	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(2,004)	(2,004)
Balances at June 30, 2019	103,015,190	27,647	952,692	—	201	(15,296)	(15,095)
Issuance of common stock upon exercise of stock options	—	—	27,545	—	43	—	43
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	(36)	—	(36)
Stock‑based compensation expense	—	—	—	—	21	—	21
Issuance of Series A convertible preferred stock, net of issuance costs of $34	75,333,815	25,016	—	—	—	—	—
Reclassification of preferred stock tranche liability upon settlement	—	6,027	—	—	—	—	—
Net loss	—	—	—	—	—	(8,210)	(8,210)
Balances at September 30, 2019	178,349,005	$58,690	980,237	$—	$229	$(23,506)	$(23,277)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(36,052)	$(16,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,433	172
Net amortization of premiums and accretion of discounts on marketable securities	(10)	—
Amortization of operating lease right-of-use assets	179	254
Change in fair value of preferred stock tranche liability	—	2,260
Stock‑based compensation expense	2,677	57
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,093)	(36)
Accounts payable	348	290
Operating lease liabilities	(392)	351
Accrued expenses and other current liabilities	2,582	1,282
Other long-term liabilities	—	(62)
Net cash used in operating activities	(30,328)	(11,555)
Cash flows from investing activities:
Purchases of property and equipment	(3,234)	(929)
Purchases of marketable securities	(141,434)	—
Net cash used in investing activities	(144,668)	(929)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	104,837	25,016
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	227,269	—
Payments of finance lease obligations	(189)	(74)
Proceeds from exercise of stock options and sale of restricted common stock	42	56
Payments of initial public offering costs	(3,419)	—
Net cash provided by financing activities	328,540	24,998
Net increase in cash, cash equivalents and restricted cash	153,544	12,514
Cash, cash equivalents and restricted cash at beginning of period	26,395	24,340
Cash, cash equivalents and restricted cash at end of period	$179,939	$36,854
Supplemental cash flow information:
Cash paid for interest	$5	$8
Supplemental disclosure of non‑cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$157	$—
Settlement of preferred stock tranche liability	$—	$6,027
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$6,550
Leasehold improvements paid by lessor	$—	$4,922
Vesting of common stock subject to repurchase	$73	$(38)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$178,622	$35,537
Restricted cash	1,317	1,317
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$179,939	$36,854

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2020, the Company had an accumulated deficit of $69.2 million.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

Impact of the COVID-19 Coronavirus

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak. The outbreak and government measures taken in response have had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete preclinical studies, delay the initiation of its planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. In particular, the Company and its contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) may face disruptions that may affect the Company’s ability to initiate and complete preclinical studies, manufacturing disruptions, and delays at clinical trial sites. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

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

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s final prospectus for its initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, or the SEC, on June 26, 2020. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2020.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statement of cash flows for the nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus for its initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalents at one accredited financial institution. The Company’s cash equivalents as of September 30, 2020 and December 31, 2019 consisted of U.S. government money market funds. Marketable securities consist of U.S. Treasury notes with maturities of less than twelve months. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

In connection with the Company’s lease agreement entered into in December 2018, the Company is required to maintain a letter of credit of $1.3 million for the benefit of the landlord. As of September 30, 2020 and December 31, 2019, this amount was classified as restricted cash (non-current) in the condensed consolidated balance sheets.

The Company is required to maintain a separate cash balance of less than $0.1 million pledged as collateral for a credit card account. As of September 30, 2020 and December 31, 2019, this amount was classified as restricted cash (non-current) on the condensed consolidated balance sheets.

Marketable Securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Marketable securities that mature within one-year from the balance sheet date are classified as current in the condensed consolidated balance sheets. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities sold, is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).

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

The Company’s cash equivalents, marketable securities and preferred stock tranche liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

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

Classification and Accretion of Convertible Preferred Stock

The Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) on the condensed consolidated balance sheets because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The Company’s Series Seed, Series Seed 1, Series A, and Series B convertible preferred stock were not redeemable, except in the event of a deemed liquidation. Because the occurrence of a deemed liquidation event was not currently probable, the carrying values of the convertible preferred stock were not being accreted to their redemption values. Subsequent adjustments to the carrying values to the convertible preferred stock would be made only when a deemed liquidation event became probable. Upon the closing of the Company’s initial public offering on June 30, 2020, all outstanding shares of convertible preferred stock automatically converted into 18,969,672 shares of common stock.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. Impairment is measured based on the excess of the carrying value of the related assets over the fair value of such assets. The Company did not record any impairment losses on long-lived assets during the three and nine months ended September 30, 2020 and 2019.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders, which for the three and nine months ended September 30, 2020 consists of unrealized gains on marketable securities.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties on its condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

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

The Company’s participating securities contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019.

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

3. Fair Value Measurements

The Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	Fair Value Measurements at
	September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$177,940	$—	$—	$177,940
Restricted cash:
Money market funds	1,292	—	—	1,292
Marketable securities:
U.S. Treasury notes	—	141,452	—	141,452
	$179,232	$141,452	$—	$320,684

	Fair Value Measurements at
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,281	$—	$—	$24,281
Restricted cash:
Money market funds	1,292	—	—	1,292
	$25,573	$—	$—	$25,573

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of September 30, 2020, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the three and nine months ended September 30, 2020 and 2019 there were no transfers between Level 1, Level 2, and Level 3.

4. Marketable Securities

As of September 30, 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows (in thousands):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$141,444	$8	$—	$141,452
	$141,444	$8	$—	$141,452

All available-for-sale securities have contractual maturities of less than one year. At December 31, 2019, the Company did not hold any marketable securities.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$4,623	$2,536
Furniture and fixtures	461	358
Leasehold improvements	8,915	8,915
Construction in progress	495	77
	14,494	11,886
Less: Accumulated depreciation and amortization	(1,827)	(394)
	$12,667	$11,492

Depreciation and amortization expense for the three and nine months ended September 30, 2020 was approximately $0.5 million and $1.4 million, respectively.

Depreciation and amortization expense for the three and nine months ended September 30, 2019 was approximately $0.1 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Accrued external research, development, and manufacturing expenses	$3,156	$2,605
Accrued employee compensation and benefits	1,581	1,157
Accrued professional fees	1,497	67
Payments due for leasehold improvements	—	756
Other	496	377
	$6,730	$4,962

7. Convertible Preferred Stock

The Company issued Series Seed convertible preferred stock (the “Series Seed preferred stock”), Series Seed 1 convertible preferred stock (the “Series Seed 1 preferred stock”), Series A convertible preferred stock (the “Series A preferred stock”), and Series B convertible preferred stock (the “Series B preferred stock,” and collectively with the Series Seed preferred stock, the Series Seed 1 preferred stock, and the Series A preferred stock, the “Preferred Stock”).

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

8. Stockholders’ Equity

Common Stock

As of September 30, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 and 235,000,000 shares, respectively, of common stock $0.0001 par value per share.

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

Preferred Stock

As of September 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2020, no shares of preferred stock were issued or outstanding..

9. Stock-Based Compensation

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

As of December 31, 2019, the total number of shares of common stock that were issuable under the 2016 Plan was 1,508,669 shares, of which 363,350 shares remained available for future issuance as of December 31, 2019. During the nine months ended September 30, 2020 the Company increased the number of shares of common stock authorized for issuance under the 2016 Plan from 1,508,669 shares to 3,722,685 shares. As of September 30, 2020, no shares remained available for future issuance under the 2016 Plan.

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

As of September 30, 2020, the total number of shares of common stock available for issuance under the 2020 Plan is 5,035,409 shares.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	961,751	$1.69	9.5	$524
Granted	1,989,654	8.67
Exercised	(32,511)	1.27
Forfeited	(57,766)	3.32
Outstanding as of September 30, 2020	2,861,128	$6.54	9.2	$46,726
Vested and expected to vest as of September 30, 2020	2,861,128	$6.54	9.2	$46,726
Options exercisable as of September 30, 2020	349,736	$3.58	8.6	$6,745

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2020 and 2019 was $17.81 per share and $1.22 per share respectively, and during the nine months ended September 30, 2020 and 2019 was $7.08 per share and $1.10 per share, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2019	102,896
Vested	(48,615)
Unvested restricted common stock as of September 30, 2020	54,281

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of September 30, 2020, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million. As of December 31, 2019 the liability related to the payments for unvested shares from early-exercised options was $0.1 million.

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

The Company did not grant or sell restricted common stock awards during 2019 or the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million.

The following table summarizes the Company’s restricted common stock award activity for the nine months ended September 30, 2020:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2019	209,742	$0.0443
Vested	(87,986)	0.0400
Unvested restricted common stock as of September 30, 2020	121,756	$0.0500

The total fair value of restricted common stock vested during the three and nine months ended September 30, 2020 was less than $0.1 million.

Stock-Based Compensation

The Company records compensation cost for all share-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Research and development expenses	$399	$12	$617	$30
General and administrative expenses	1,677	9	2,060	27
	$2,076	$21	$2,677	$57

In connection with the termination of an employee in July 2020, the Company accelerated the vesting of 1,541 shares of restricted stock and 60,948 unvested options, of which 22,684 shares are held by such employee. The modification of these awards resulted in the recognition of $1.1 million of stock-based compensation expense during the three and nine months ended September 30, 2020, which was classified as general and administrative expenses.

As of September 30, 2020, there was $13.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.25 years.

10. License Agreements

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

During the three and nine months ended September 30, 2020 and 2019 the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the three and nine months ended September 30, 2020 and 2019 the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

11. Commitments and Contingencies

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

12. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Numerator:
Net loss attributable to common stockholders	$(13,089)	$(8,210)	$(36,052)	$(16,123)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	15,334,241	621,581	11,991,870	586,728
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(13.21)	$(3.01)	$(27.48)

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

	September 30,
	2020	2019

Convertible preferred stock (as converted to common stock)	—	18,969,672
Unvested restricted common stock	176,037	295,360
Stock options to purchase common stock	2,861,128	398,726
	3,037,165	19,663,758

13. Subsequent Events

Grant of stock options under the 2020 Plan

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through the date which the unaudited consolidated financial statements were issued.

On October 1, 2020, the Company granted options for the purchase of an aggregate of 642,780 shares of common stock, at an exercise price of $22.45 per share. The aggregate grant-date fair value of these options was $11.3 million, which is expected to be recognized as stock-based compensation expense over a period of approximately four years.

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

Since our inception, we have focused substantially all of our resources on organizing and staffing our company, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, and undertaking preclinical studies. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and, most recently, with proceeds from our IPO. Through September 30, 2020, we had received net proceeds of $163.5 million from sales of our preferred stock and we had received net proceeds of $223.8 million from our IPO. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates.

We reported net losses of $13.1 million and $36.1 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $69.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

●	submit an investigational new drug application, or IND, and initiate a planned Phase 1/2 clinical trial of our lead product candidate, AK-OTOF, for the treatment of hearing loss due to mutations in the otoferlin, or OTOF, gene;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	advance additional product candidates into preclinical and clinical development;
●	continue to plan and build a current good manufacturing practice manufacturing facility;
●	expand the capabilities of our genetic medicine platform;
●	expand our facilities;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, and distribution infrastructure; scale up manufacturing capabilities; and commercialize any products for which we may obtain marketing approval;
●	expand, maintain, and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, and scientific personnel; and
●	add operational, legal, compliance, financial, and management information systems and personnel, including personnel to support our research, product development, and future commercialization efforts and support our operations as a public company.

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

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business, results of operations, and financial condition. In addition, the pandemic has caused substantial disruption in the financial markets and may continue to adversely impact economies worldwide, both of which could result in adverse effects on our business and operations and our ability to raise additional funds to support our operations.

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

Interest Income

Interest income consists of interest earned on our invested cash and marketable securities balances. We expect our interest income will increase as we invest the cash received from the sale of Series B preferred stock in February 2020 and from the net proceeds received from our IPO in June 2020.

Other Income (Expense), Net

Other income (expense), net includes interest expense related to a finance lease, any realized gains or losses on the sale of marketable securities, and miscellaneous other income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year and interim period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change

		(in thousands)
Operating expenses:
Research and development	$8,641	$4,377	$4,264
General and administrative	4,478	887	3,591
Total operating expenses	13,119	5,264	7,855
Loss from operations	(13,119)	(5,264)	(7,855)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(3,013)	3,013
Interest income	21	70	(49)
Other income (expense), net	9	(3)	12
Total other income (expense), net	30	(2,946)	2,976
Net loss	$(13,089)	$(8,210)	$(4,879)

Research and Development Expenses

	Three Months Ended
	September 30,
	2020	2019	Change

		(in thousands)
Direct research and development expenses by program:
AK‑OTOF	$2,610	$603	$2,007
Other early‑stage programs	258	503	(245)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	368	585	(217)
Personnel related (including stock‑based compensation)	3,140	1,650	1,490
Facility related and other	2,265	1,036	1,229
Total research and development expenses	$8,641	$4,377	$4,264

Research and development expenses were $8.6 million for the three months ended September 30, 2020, compared to $4.4 million for the three months ended September 30, 2019. The increase of $2.0 million in direct costs related to our AK-OTOF program was primarily due to the increased efforts of preclinical IND-enabling studies. The decrease of $0.2 million in research and development expenses for our other early-stage programs was primarily due to decreased spend related to the research of these programs.

The decrease of $0.2 million in platform-related external costs was primarily due to decreases in spending related to the development of The Sing Registry. The increase of $1.5 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $0.4 million for the three months ended September 30, 2020 and $0.01 million for the three months ended September 30, 2019. The increase of $1.2 million in facility-related and other expenses was primarily due to an increase in facility costs and laboratory costs related to our new corporate headquarters, for which our lease commenced in May 2019, and our expanded discovery efforts.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Personnel related (including stock‑based compensation)	$3,282	$570	$2,712
Professional and consultant fees	798	193	605
Facility related and other	398	124	274
Total general and administrative expenses	$4,478	$887	$3,591

General and administrative expenses for the three months ended September 30, 2020 were $4.5 million, compared to $0.9 million for the three months ended September 30, 2019. Personnel-related costs increased by $2.7 million primarily as a result of the increase in headcount in our general and administrative function, as well as a one-time charge of $1.3 million related to separation costs of a former employee. Personnel-related costs included stock-based compensation expense of $1.7 million for the three months ended September 30, 2020 and $0.01 million for the three months ended September 30, 2019. Professional and consultant fees increased by $0.6 million primarily due to increased patent activities and increases in accounting, audit, and legal fees incurred as we began operating as a public company, as well as an increase in D&O insurance. The increase in facility-related and other expenses of $0.3 million was primarily due to an increase in facility costs related to our new corporate headquarters, for which our lease commenced in May 2019.

Other Income (Expense)

Change in Fair Value of Preferred Stock Tranche Liability.    The change in the fair value of the preferred stock tranche liability resulted in other expense of $3.0 million during the three months ended September 30, 2019 and was due to the settlement of the preferred stock tranche liability in September 2019. As a result, there was no preferred stock tranche right outstanding during the three months ended September 30, 2020 and September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$26,612	$11,886	$14,726
General and administrative	9,646	2,267	7,379
Total operating expenses	36,258	14,153	22,105
Loss from operations	(36,258)	(14,153)	(22,105)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(2,260)	2,260
Interest income	201	298	(97)
Other income (expense), net	5	(8)	13
Total other income (expense), net	206	(1,970)	2,176
Net loss	$(36,052)	$(16,123)	$(19,929)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Direct research and development expenses by program:
AK‑OTOF	$8,425	$2,228	$6,197
Other early‑stage programs	2,012	1,078	934
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	1,367	1,500	(133)
Personnel related (including stock‑based compensation)	8,761	4,503	4,258
Facility related and other	6,047	2,577	3,470
Total research and development expenses	$26,612	$11,886	$14,726

Research and development expenses were $26.6 million for the nine months ended September 30, 2020, compared to $11.9 million for the nine months ended September 30, 2019. The increase of $6.2 million in direct costs related to our AK-OTOF program was primarily due to $4.4 million of contract manufacturing costs and $1.9 million for external research costs for initiation of preclinical IND-enabling toxicology studies, partially offset by lower process development costs of $0.2 million. The increase of $0.9 million in research and development expenses for our other early-stage programs was primarily due to advancement and initiation of new early-stage programs.

The platform-related external costs remained relatively consistent between periods. The increase of $4.3 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $0.6 million for the nine months ended September 30, 2020 and $0.03 million for the nine months ended September 30, 2019. The increase of $3.5 million in facility-related and other expenses was primarily due to an increase in facility costs and laboratory costs related to our new corporate headquarters, for which our lease commenced in May 2019, and our expanded discovery efforts.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Personnel related (including stock‑based compensation)	$6,291	$1,565	$4,726
Professional and consultant fees	2,556	453	2,103
Facility related and other	799	249	550
Total general and administrative expenses	$9,646	$2,267	$7,379

General and administrative expenses for the nine months ended September 30, 2020 were $9.6 million, compared to $2.3 million for the nine months ended September 30, 2019. Personnel-related costs increased by $4.7 million primarily as a result of the increase in headcount in our general and administrative function, as well as a one-time charge of $1.3 million related to separation costs of a former employee. Personnel-related costs included stock-based compensation expense of $2.1 million for the nine months ended September 30, 2020 and $0.03 million for the nine months ended September 30, 2019. Professional and consultant fees increased by $2.1 million primarily due to increased patent activities and increases in accounting, audit, and legal fees incurred as we began operating as a public company, as well as an increase in D&O insurance. The increase in facility-related and other expenses of $0.6 million was primarily due to an increase in facility costs related to our new corporate headquarters, for which our lease commenced in May 2019.

Other Income (Expense)

Interest Income. Interest income was $0.2 million and $0.3 million, respectively, for each of the nine months ended September 30, 2020 and 2019, consisting of interest earned on invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and through proceeds from our IPO. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $320.1 million.

On June 30, 2020, we completed our IPO of our common stock and issued and sold 14,375,000 shares of our common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2020	2019

Cash used in operating activities	$(30,328)	$(11,555)
Cash used in investing activities	(144,668)	(929)
Cash provided by financing activities	328,540	24,998
Net increase in cash, cash equivalents and restricted cash	$153,544	$12,514

Operating Activities

During the nine months ended September 30, 2020, operating activities used $30.3 million of cash, primarily resulting from our net loss of $36.1 million, partially offset by non-cash charges of $4.3 million and net cash provided by changes in our operating assets and liabilities of $1.4 million.

During the nine months ended September 30, 2019, operating activities used $11.6 million of cash, primarily resulting from our net loss of $16.1 million, partially offset by the change in fair value of the preferred stock tranche liability settlement of $2.3 million that occurred in September 2019 and net cash provided by changes in our operating assets and liabilities of $1.8 million.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $144.7 million, related to purchases of marketable securities of $141.4 million and purchases of property and equipment of $3.2 million.

During the nine months ended September 30, 2019, net cash used in investing activities was $0.9 million, due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $328.5 million, consisting of net proceeds from the issuance of our Series B preferred stock of $104.8 million in February 2020 and of net proceeds from our IPO in June 2020 of $227.3 million, net of underwriting discounts and expenses.

During the nine months ended September 30, 2019, net cash provided by financing activities was $25.0 million, consisting of net proceeds from the issuance of our Series A preferred stock.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

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

We have also entered into license agreements under which we are obligated to make specified milestone and royalty payments. We have not included future payments under these agreements in the table of contractual obligations above since the payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of September 30, 2020, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2020, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $36.1 million for the nine months ended September 30, 2020, and $25.7 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $69.2 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, and proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially in the foreseeable future as we:

●	submit an investigational new drug application, or IND, and initiate a planned Phase 1/2 clinical trial of our lead product candidate, AK-OTOF, for the treatment of hearing loss due to mutations in the otoferlin gene, or OTOF;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	advance additional product candidates into preclinical and clinical development;
●	continue to plan and build a current good manufacturing practice, or cGMP, manufacturing facility;
●	expand the capabilities of our genetic medicine platform;
●	expand our facilities;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure; scale up manufacturing capabilities; and commercialize any products for which we may obtain marketing approval;
●	expand, maintain, and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, and scientific personnel; and
●	add operational, legal, compliance, financial, and management information systems and personnel, including personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

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

As of September 30, 2020, we had cash,cash equivalents and marketable securities of $320.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trial and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may continue to adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our CMOs and contract research organizations, or CROs, have experienced a reduction in the capacity to undertake and execute some research activities and preclinical studies, and we may face disruptions that affect our ability to initiate and complete preclinical studies, including disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of our product candidates, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions related to our planned clinical trial or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has caused significant disruptions in the financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

While many companies focus on gene therapies targeting blood, eye, muscle, and neurologic disorders, we are aware of certain companies with active development programs in the hearing space. Decibel Therapeutics, Inc. is focused on hearing and balance disorders. Decibel’s lead therapeutic candidate is being investigated for the prevention of ototoxicity associated with cisplatin chemotherapy. Decibel has announced a potential gene therapy for OTOF congenital deafness, DB-OTO, and has projected that it will file an IND in the fourth quarter of 2021. Decibel has announced that it is co-developing DB-OTO with Regeneron Pharmaceuticals, Inc. and that it retains worldwide commercial rights.

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

For the purposes of this program, a “rare pediatric disease” is a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA may determine that a BLA for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, even if one or more of our product candidates does satisfy those criteria, the product would need to be designated as a drug for a rare pediatric disease before September 30, 2020, and licensed before September 30, 2022, in order to be granted a rare disease priority review voucher. While the opportunity to receive a priority review voucher was meant to expire for those companies that had not received a designation by September 30, 2020, Congress authorized a short-term extension on that date. According to these new sunset provisions, after December 11, 2020, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has the designation for the drug and that designation was granted by December 11, 2020. After December 11, 2022, the FDA may not award any priority review vouchers. The Creating Hope Reauthorization Act, which was received in the Senate on September 30, 2020, proposes to replace those cutoffs with “September 30, 2024” and “September 30, 2026,” respectively, thus extending the authorized period for rare pediatric disease designation and granting of rare pediatric disease priority review vouchers from the 21st Century Cures Act by four years. It remains to be seen, however, whether such legislation will be enacted into law.

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

On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard oral arguments for this case on November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, or attacks by nation states, hackers or cyber criminals or breaches due to employee error, malfeasance or other disruptions, such as business email compromises, phishing and other cyber-related fraud. While we continuously seek to improve the security attributes of our information technology infrastructure, we cannot eliminate risk or nsure that we will not be harmed by cyberattacks which could result in a material disruption of our development programs and our business operations. For example, the loss of our preclinical data and clinical trial data from preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates and expect to rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. Any significant security incidents could harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.

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

As of October 30, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 40% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

This concentration of ownership control may:

●	delay, defer, or prevent a change in control;
●	entrench our management and board of directors; or
●	delay or prevent a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

This concentration of ownership may also adversely affect the market price of our common stock.

We have broad discretion in the use of our cash, cash equivalents and marketable securities and may not use them effectively.

Our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could use such funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 30, 2020, we had 34,382,665 shares of common stock outstanding, which includes the 14,375,000 shares of common stock that we sold in our IPO, which became freely tradeable in the public market without restriction immediately following the offering, unless purchased by our affiliates or by a securityholder restricted as a result of a lock-up agreement. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times in the near future. The representatives of the underwriters for our IPO may release some or all of the shares of common stock subject to lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

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

As of September 30, 2020, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

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

31.1	*

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AKOUOS, INC.

Date: November 12, 2020	By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer
Date: November 12, 2020	By:	(Principal Executive Officer) /s/ Sachiyo Minegishi
Sachiyo Minegishi, M.B.A Chief Financial Officer (Principal Financial and Accounting Officer)