Form 10-K
period 2020-12-31
Akouos, Inc.
filed 2021-03-29
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39343

AKOUOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1716654
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

645 Summer Street Suite 200 Boston, MA	02210
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (857) 410-1818

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	AKUS	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $519,288,728. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 22, 2021 was 34,402,023.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report include, among other things, statements about:

●	the initiation, timing, progress, and results of our current and future nonclinical studies and clinical trials and our research and development programs, including our timing of when we will submit an investigational new drug application for our product candidates AK-OTOF, for otoferlin gene (OTOF)-mediated hearing loss, and AK-antiVEGF, for vestibular schwannoma, to the U.S. Food and Drug Administration;

●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing, and the period over which we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements;

●	our plans to develop and, if approved, subsequently commercialize our product candidates;

●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for, our product candidates;

●	our expectations regarding our regulatory strategy;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;

●	the potential advantages of our product candidates;

●	the rate and degree of market acceptance and clinical utility of our product candidates;

●	our estimates regarding the potential addressable patient population for our product candidates;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

●	our intellectual property position;

●	our ability to identify additional products, product candidates, or technologies with significant commercial potential that are consistent with our commercial objectives;

●	the impact of government laws and regulations;

●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;

●	developments and expectations regarding developments and projections relating to our competitors and our industry;

●	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition;

●	our ability to maintain and establish collaborations or obtain additional funding; and

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startup Act of 2012.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in the section entitled “Risk Factors” in Item 1A of this Annual Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report with the Securities and Exchange Commission, or the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All of the market data used in this Annual Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Unless the context otherwise requires, we use the terms “company,” “we,” “us” and “our” in this Annual Report to refer to Akouos, Inc. and its consolidated subsidiaries.

SUMMARY OF RISK FACTORS

              Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Item 1A of this Annual Report. These risks include, but are not limited to, the following:

•

we have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future. Our net loss was $48.6 million for the year ended December 31, 2020 and $25.7 million for the year ended December 31, 2019;

•	we have a limited operating history and are very early in our development efforts, all of our product candidates, including AK-OTOF and AK-antiVEGF, are still in preclinical development, and we may be unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates;

•	we expect that we will need to raise additional funding before we can expect to complete clinical development of any product candidates or become profitable from any future sales of approved products;

•	the manufacture of genetic medicine products is complex and difficult, and we could experience manufacturing problems that result in delays in our development or commercialization programs;
•	we currently rely, and expect to continue to rely, on third-party manufacturers to produce nonclinical and clinical supply of our product candidates and we have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third party manufacturer, and we could experience further delays in the development or commercialization of our product candidates, including delays related to COVID-19 or other natural disasters;
•	the COVID-19 pandemic could continue to adversely impact our business, including our manufacturing activities, nonclinical studies, and planned clinical trials;

•	we have not tested any of our product candidates in clinical trials, and the outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials or commercial success;

•	nonclinical and clinical development involve a lengthy and expensive process with an uncertain outcome, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

•	if we do not achieve our projected development goals in the timeframes we announce and expect, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business;
•	our product candidates are based on a relatively novel technology with which there is little clinical experience, which makes it difficult to predict the time and cost development and of subsequently obtaining regulatory approval, if at all;
•	even if we complete the necessary nonclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect;

•	the conditions we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

•	we may not be successful in our efforts to build a pipeline of additional product candidates;
•	if we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;
•	our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
•	if we fail to comply with our obligations under our existing or any future license agreements, we could lose intellectual property rights that are important to our business; and
•	we may not be successful in our efforts to develop our product candidates or to build a pipeline of additional product candidates if we fail to retain and attract key personnel.

PART I

Item 1. Business

“Akouos,” from the Greek verb ακο υο: to listen, to learn, to understand.

Overview

We are a precision genetic medicine company dedicated to our mission of developing gene therapies with the potential to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. We have built a precision genetic medicine platform that incorporates a proprietary vector library consisting of variants of a small virus commonly used in gene therapy, known as adeno-associated virus, or AAV, and a novel delivery approach. We are executing on our core strategic initiatives, which include the advancement of our lead product candidate, AK-OTOF; expansion of our pipeline to include programs focused on other monogenic conditions as well as inner ear conditions of complex etiology, such as AK-antiVEGF for vestibular schwannoma; and development of internal manufacturing capabilities and, ultimately, a commercial infrastructure. Our aim is to leverage our capabilities to become a fully integrated biotechnology company. We believe our platform and our team together provide a unique advantage to efficiently develop potential genetic medicines for a variety of inner ear conditions.

              Hearing loss is one of the world’s largest unmet medical needs. Approximately 466 million people around the world, including 34 million children, live with disabling hearing loss, and a growing body of evidence suggests hearing loss can have a significant impact on cognitive development, psychiatric health, and healthy aging. We estimate that AK-OTOF has a potential addressable population of up to approximately 7,000 individuals, which is a subset of the total population of individuals with hearing loss due to mutations in the otoferlin gene, or OTOF, in the United States and European Union. Vestibular schwannoma, an inner ear condition of complex etiology, is among the most common type of intracranial tumor and affects approximately 200,000 individuals in the United States and Europe. In the United States, over 3,000 new vestibular schwannoma cases are diagnosed each year. Recent advances in genetic medicine have created the possibility of addressing the root cause of conditions that have a genetic basis. Serious conditions that previously had no pharmacologic treatments and, in some cases, insufficient non-pharmacologic interventions now have the potential to be addressed with one-time gene therapy administrations, including potential gene editing therapies, that can restore critical function to the eye, the spinal cord, the brain, and other organs. Despite these advances, we believe genetic medicine development for hearing loss and other inner ear conditions has been hindered by the unique anatomical delivery challenges of the inner ear. To overcome these challenges, our team has combined a proprietary vector library of synthetic AAVs that recreates the evolutionary lineage of current naturally occurring viruses, known as ancestral AAV, or AAVAnc, and a novel delivery approach that leverages minimally-invasive surgical techniques familiar to otologic surgeons. Our delivery approach is designed to allow for safe and effective delivery of product candidates and distribution of product candidates across the full length of the cochlea. The surgical approach is routine in standard otologic practice and the device is designed to deliver product candidates in a fixed volume at a controlled flow rate. Our proprietary vector library and delivery approach allow us to utilize AAV-enabled multimodal capabilities, including viral vector delivery to the target cell population where the full-length transgene is split into two vectors, known as a dual vector method.

Our focused candidate selection criteria allow us to identify promising targets covering a range of inner ear cell types, including sensory hair cells and non-sensory supporting cells, to treat a broad range of inner ear conditions. We seek programs that have clinically well-established, objective, and quantifiable endpoints that can be incorporated in translatable nonclinical models during development, which we believe may provide drug development advantages, including the potential for more rapid clinical development. Additionally, given the epidemiology and severity of the conditions we are initially targeting, available regulatory pathways such as orphan drug designation and expedited pathways for serious conditions may provide the potential for more rapid regulatory approval. Our clinical development plan for AK-OTOF includes measurement of the auditory brainstem response, or ABR, an objective, clinically accepted endpoint, which we believe provides both clinical and regulatory advantages.

We have generated promising nonclinical data for our lead product candidate, AK-OTOF, a gene therapy for the treatment of hearing loss due to mutations in the OTOF gene. The OTOF gene encodes otoferlin, a protein that enables the inner hair cells of the cochlea, or the organ in the inner ear responsible for hearing, to release neurotransmitter vesicles in response to stimulation by sound to activate auditory neurons. The auditory neurons then carry electrically encoded acoustic information to the brain, which allows us to hear. We aim to restore otoferlin expression through targeted delivery of a proprietary AAVAnc capsid, known as AAVAnc80, containing the OTOF gene to individuals with OTOF-mediated hearing loss. We have selected AAVAnc80 from the larger AAVAnc vector library based on its high observed transduction efficiency in inner hair cells. Affected individuals are typically born with Severe-to-Profound hearing loss, which is confirmed through ABR testing, a commonly used measure of hearing loss. Based on feedback from the U.S. Food and Drug Administration, or FDA, we are designing our Phase 1/2 trial to include ABR as an efficacy endpoint. We believe that this will enable us to quickly determine a clinical response and potentially result in rapid advancement towards a pivotal trial. There are no pharmacologic therapies currently approved for the treatment or management of OTOF-mediated hearing loss, or any other form of sensorineural hearing loss. We believe our product candidate has the potential to restore physiologic hearing and provide long-lasting benefits to these individuals and their families. We are targeting submission of an investigational new drug application, or IND, for AK-OTOF for the treatment of OTOF-mediated hearing loss to FDA in the first half of 2022.

In addition to pursuing opportunities that require transduction of target cell populations to express intracellular genes of interest, we have also identified inner ear conditions that can potentially be treated with secreted proteins. AK-antiVEGF is our product candidate for the treatment of vestibular schwannoma, benign tumors that form in the cells around the vestibulocochlear nerve within the internal auditory canal. We believe an AAVAnc80 vector encoding a secreted anti-VEGF protein, delivered to the inner ear in the same manner as other programs in our pipeline, has the potential to stabilize tumor size and preserve hearing, while potentially avoiding the systemic side effects of high dose intravenous VEGF inhibitor infusion and potentially removing or reducing the need for surgical tumor resection and/or radiation. We completed a pre-IND meeting with FDA in October 2020. We plan to submit an IND for AK-antiVEGF in 2022.

In addition to AK-OTOF and AK-antiVEGF, our diversified portfolio of product and research candidates has been selected to leverage our platform across multiple inner ear conditions, starting with those resulting from mutations in a single gene, or monogenic forms of hearing loss, such as OTOF-mediated hearing loss, and building toward clinical development of genetic medicines for the most common forms of hearing loss, such as age-related and noise-induced hearing loss. In addition to our AK-OTOF and AK-antiVEGF programs, our pipeline product and research candidates address a range of inner ear cells and leverage different modalities. These programs include AK-CLRN1 for Usher Type 3A, an autosomal recessive condition characterized by progressive loss of both hearing and vision, and gap junction protein beta 2 gene, or GJB2, for a common form of monogenic hearing loss.

To support the research and development of novel genetic medicines for disabling hearing loss, we initiated efforts to better understand the genetic causes and natural history of multiple forms of sensorineural hearing loss. We launched the ResonateTM program, which provides access to genetic testing for eligible individuals with auditory neuropathy at no cost to participants, their insurance providers, or their healthcare providers. Today, few individuals with hearing loss receive a genetic diagnosis and a key barrier is the availability and accessibility of genetic testing. We also initiated a natural history study to support development of AK-OTOF. The study will, amongst other objectives, provide additional information on the natural course of OTOF-mediated hearing loss and better define the potentially addressable patient population. Finally, we initiated planning for The Sing Registry, an observational global research study focused on understanding the life-long impact of genetic forms of sensorineural hearing loss. We believe The Sing Registry will provide both us and the broader community with a greater understanding of genetic forms of sensorineural hearing loss and will guide our research and development efforts, including enhancement of future trial design.

We believe that our focus on developing internal manufacturing capabilities provides a core competitive advantage. In 2020, we completed development of internal infrastructure, including acquisition and installation of equipment as well as successful completion of commissioning runs, necessary to manufacture vectors for good laboratory practices, or GLP, toxicology studies. We are building a current good manufacturing practice, or cGMP, facility that we believe will have capability to manufacture gene therapy vectors to support activities through Phase 1/2 clinical trials for our product candidates. We have also partnered with third-party manufacturers for production of IND-enabling nonclinical and cGMP material for our product candidates. We have made, and will continue to make, significant investments to further optimize our manufacturing capabilities to cost-effectively produce high-quality AAV vectors. We believe that our manufacturing processes, methods, expertise, facilities, and scale will give us a significant advantage in the development and ultimately commercialization of our AAV product candidates.

We have assembled a world-class team with expertise in auditory anatomy and physiology, otopathology, human genetics, inner ear drug delivery, gene therapy and rare disease drug development, and commercialization. We believe that our promising nonclinical data, scientific expertise, product development strategy, planned manufacturing capabilities, and robust intellectual property portfolio position us as a leader in the development of precision genetic medicines for inner ear conditions.

Our Pipeline

We have built our pipeline to serve our mission to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. Our diversified portfolio of product candidates and research programs has been selected to leverage our capabilities across multiple inner ear conditions, starting with monogenic forms of hearing loss and building toward genetic medicines for the most common forms of hearing loss, such as age-related and noise-induced hearing loss. We have worldwide commercial rights to our entire pipeline.

Our Strategy

Our goal is to transform the lives of individuals in the deaf and hard-of-hearing community by restoring, improving, and preserving high-acuity physiologic hearing. We are a patient-focused organization engaged with and advocating on behalf of deaf and hard-of-hearing individuals and their families. We intend to accomplish our goal by leveraging our inner ear precision genetic medicine platform and the expertise of our team to implement the following key elements of our strategy:

●	Rapidly advance our lead product candidate, AK-OTOF, into and through clinical development and regulatory approval. We intend to advance our lead product candidate, AK-OTOF, into a Phase 1/2 clinical trial, subject to acceptance of an IND. Based on feedback from FDA, we are designing our Phase 1/2 trial to include ABR as an objective efficacy endpoint. We believe that this will enable us to quickly determine a clinical response and potentially result in more rapid advancement towards a pivotal trial. We initiated a natural history study in individuals with OTOF-mediated hearing loss in 2020. We believe natural history data will help us determine the oldest age group that could be enrolled in our Phase 1/2 trial with a reasonable expectation for clinical improvement, and may also facilitate future interventional trial implementation and promote enrollment.
●	Transform the treatment of hearing loss with single-administration therapies that carry the potential for sustained hearing restoration, improvement, or preservation. Utilizing our proprietary inner ear precision genetic medicine platform, we are designing, developing, and delivering genetic medicines in vivo, through a single administration directly to the inner ear. We have pioneered a novel delivery approach, including a device designed to precisely deliver material into the inner ear and distribute it to reach target cells throughout the length of the cochlea. Based on the mechanism of hearing loss, the inner ear cell types involved, and the desired effect on the disease target, our precision genetic medicine platform allows us to choose a well-suited AAV-enabled modality such as introduction of genetic material through viral vectors, which we refer to as vector-mediated gene transfer, reduction in the expression of a gene, known as gene knockdown, or modification of a gene, known as gene editing, depending on the condition. We believe the genetic medicines we are developing have the potential to create a new standard of care for the treatment of hearing loss, as well as to transform the lives of individuals with disabling hearing loss, and their families, by providing a meaningful alternative to the invasive and limited current non-pharmacologic treatments.
●	Continue to expand our pipeline and develop innovative potential therapies across a wide range of serious inner ear conditions. We have leveraged our expertise, including the learnings from our lead program, to develop our existing pipeline, and intend to continue to apply this expertise to expand our pipeline. Our focused candidate selection criteria have allowed us to identify promising targets covering both a range of inner ear cell types, including sensory hair cell and non-sensory supporting cell targets, and to deliver secreted proteins to treat a broad range of inner ear conditions. Our relationships with leading academic institutions increase our ability to evaluate multiple potential research programs and modalities in parallel with our internal efforts. In addition, these academic relationships strengthen our work on the Resonate™ program for access to genetic testing, The Sing Registry and natural history studies which are important components of our strategy for identifying additional product candidates and supporting future trial design and enrollment. We intend to have filed multiple INDs by the end of 2022.
●	Continue to build internal manufacturing capabilities and set the manufacturing standard for inner ear genetic medicines. We believe the quality, reliability, and scalability of our genetic medicine manufacturing approach will be a core competitive differentiator important to our long-term success. In 2020, we built internal capabilities and infrastructure to generate material for IND-enabling GLP toxicology studies. In 2021, we intend for our facility to be capable of internal cGMP manufacturing to support Phase 1/2 clinical trials. The transduction efficiency of our proprietary vectors, coupled with the small size and compartmentalized nature of the inner ear, suggests that we can achieve widespread transduction of target cells with smaller volumes and lower doses of vector, particularly in contrast to AAV gene therapies that have been developed to treat conditions that are systemic or present in larger organs. Accordingly, a single manufacturing run should be able to yield doses for a significant number of patients at a relatively low cost, and commercial vector production may not require scale-up beyond what is required for clinical development.
●	Establish a commercial infrastructure. We hold worldwide development and commercialization rights to all programs in our pipeline. We have established relationships with specialists, academic investigators, and patient advocacy organizations throughout the hearing health ecosystem. At least 50 centers in the United States have otolaryngologists and neurotologists with the expertise to perform the surgical procedure we intend to use, initially in our planned Phase 1/2 clinical trial of AT-OKOF. We have already commenced outreach to some of these specialists to provide training on our approach. Given the well-defined and targeted nature of the otology field, if our product candidates receive marketing approval, we plan to establish a small specialty sales force in the United States and the European Union. These activities, combined with our manufacturing capabilities, will provide the basis for us to complete the establishment of a fully integrated genetic medicines company.

Our Strengths

We believe our focus on the local delivery of precision genetic medicines for inner ear conditions supports more informed decision-making and better execution and will ultimately maximize our probability of success in pioneering the development of inner ear genetic medicines while providing a long-term competitive advantage. We believe our key strengths are:

●	Exclusive, differentiated focus on the inner ear, which is well suited to gene therapy. We believe inner ear genetic medicine will emerge as a major treatment paradigm in the coming years. We believe genetic medicine using AAV vectors is a promising therapeutic approach for inner ear conditions because: the inner ear is an enclosed compartment providing the opportunity for local, targeted delivery; it has reduced immune surveillance, including lower impact of pre-existing neutralizing antibodies; the sensory cells within the inner ear are non-dividing, allowing for the possibility of durable expression following a single administration of AAV; and lower doses of vector are required given the small size of the targeted organ and the corresponding small number of target cells. Because inner ear biology is highly conserved across mammals, from mouse to human, the same objective, quantifiable, physiologic measures can be used in the translation of potential therapies from early research and development through clinical development.
●	Pioneering proprietary inner ear delivery capabilities. We have developed proprietary inner ear delivery capabilities consisting of next-generation AAV capsids and a novel delivery approach using a minimally invasive surgical approach and a delivery device designed to enable safe, consistent application of genetic medicines in direct proximity to target cells of the inner ear. We believe these capabilities provide a core strategic advantage, including efficient targeting of inner ear cells across multiple animal models, which gives us a better understanding of translation from nonclinical models to humans. As a result, we believe we will have better control over our product candidate development timelines and expanded possibilities for new programs and partnerships.
●	Broad portfolio of proprietary AAV vectors, including multi-vector technology. We have selected the AAVAnc80 capsid for AK-OTOF and AK-antiVEGF based on its high transduction efficiency for many important target cells in the cochlea. We have observed the ability of AAVAnc80 to efficiently transduce these target cells in multiple non-human primate species, and we believe we have demonstrated the ability for AAVAnc80 to be manufactured at commercial scale. The high transduction efficiency of AAVAnc80, coupled with the enclosed compartment of the inner ear and small number of target cells within that compartment, allows us to utilize a dual AAV vector approach to deliver transgenes that are too large to fit into a single AAV vector. The dual AAV vector approach expands the number of potentially addressable inner ear conditions, including OTOF-mediated hearing loss, the target of our lead program, AK-OTOF. Through our exclusive licenses, we have access to a broad portfolio of AAVAnc capsids, which we have begun to analyze, for treatment of other inner ear conditions. We believe this broad portfolio of proprietary AAVAnc capsids provides us with flexibility as we broaden our clinical portfolio, allowing us to optimize capsid selection for each given indication that meets our selection criteria.
●	Promising product candidate pipeline and disciplined selection criteria for development programs. We employ a disciplined and data-driven approach to select product candidates and expand our pipeline. Our selection criteria include: a consistent core focus on AAV genetic medicine for the inner ear; the suitability of the indication for gene transfer, gene knockdown, or gene editing; a clearly defined mechanism with supporting data from human genetics and promising in vivo data; clear endpoints with potential for rapid clinical read-out; and high unmet need and large addressable patient population. We believe our selection approach will enable the efficient expansion of our pipeline, which will support our continued leadership in the field and maximize our impact on the broader hearing loss population.
●	A unique combination of expertise in otology, genetic medicine, and rare disease drug development. We have integrated substantial know-how across disciplines, including early research and development, product candidate design, manufacturing, process development, assay development and validation, clinical trial design and execution, regulatory strategy and interactions, quality and compliance, and patient engagement and advocacy. Members of our team also have directly relevant expertise in discovery research, AAV manufacturing and testing, and drug delivery to the ear, as well as in development of AAV genetic medicines, including the first FDA-approved AAV genetic medicine. We believe this expertise is a key element to building a fully integrated and industry-leading precision genetic medicine company with a unique focus on the inner ear.
●	Broad network. We believe our strong relationships with various stakeholders in the hearing health ecosystem will support our product development and our potential for future commercial success. Our relationships with leading academic researchers allow for the investigation of a wide range of inner ear gene targets and generation of initial in vivo proof of concept data across many indications and modalities that would not be possible using internal resources only. We believe our work on the Resonate program for access to genetic testing, The Sing Registry, natural history studies, and our ongoing engagement with multiple advocacy organizations will enable us to understand the true impact of various hearing loss conditions and will allow us to better design and enroll for clinical trials in the future. Together, we believe this broad network supports more effective decision-making at the program selection stage and more efficient product candidate development moving into and through clinical development.

Our Focus—Otology

Hearing Loss Overview

Hearing loss is one of the world’s largest unmet medical needs. Approximately 466 million people around the world, including 34 million children, live with disabling hearing loss. We estimate that AK-OTOF has a potential addressable population of up to approximately 7,000 individuals, which is a subset of the total population of individuals with hearing loss due to mutations in the OTOF gene in the United States and European Union. Vestibular schwannoma, an inner ear condition of complex etiology that AK-antiVEGF aims to address, is among the most common type of intracranial tumor and affects approximately 200,000 individuals in the United States and Europe. In the United States, over 3,000 new vestibular schwannoma cases are diagnosed each year. Vestibular schwannomas may result in a variety of symptoms including hearing loss, tinnitus, headaches, and impaired balance.

A growing body of evidence suggests hearing loss can have a significant impact on cognitive development, psychiatric health, and healthy aging. In a 2017 report, The World Health Organization estimated that the annual cost of unaddressed hearing loss is $770 billion globally, a figure that includes direct medical costs as well as indirect cost to families and society. In the United States, the direct cost to the healthcare system due to hearing loss is up to $12.8 billion annually, and this number fails to capture the considerable indirect societal costs. Early intervention has the potential to significantly improve the lives of affected individuals and their families as well as to reduce the significant economic impact of hearing loss.

Hearing loss can occur from the interference or blockage of sound transmission in the ear canal or middle ear, referred to as conductive hearing loss. Hearing loss can also occur as a result of dysfunction of the cochlea or auditory nerve, which is referred to as sensorineural hearing loss and includes many forms of genetic hearing loss, age related hearing loss, and noise related hearing loss. Sensorineural hearing loss is the most prevalent form of hearing loss across all age groups. Our initial goal is to restore, improve, and preserve hearing for those with genetic forms of sensorineural hearing loss by targeting a known condition-causing gene or pathway.

Congenital hearing loss is hearing loss at birth, and it is one of the most prevalent chronic conditions in children. It is estimated that 60% to 80% of congenital hearing loss in the United States and Europe is sensorineural hearing loss due to genetic causes, which suggests that over 8,000 children are born with genetic forms of sensorineural hearing loss every year in these regions. Approximately 75% of these genetic hearing loss cases are nonsyndromic, meaning hearing loss that is not associated with other signs or other symptoms of medical importance. The remaining individuals with genetic forms of hearing loss have syndromic hearing loss, which means that in addition to hearing loss the individual has other symptoms of medical importance. More than 400 syndromes that include hearing loss have been identified, including Usher’s Syndrome, the most common type of autosomal recessive syndromic hearing loss, which typically also results in disabling vision loss. There are approximately 30 genes associated with autosomal recessive syndromic hearing loss and 10 genes associated with autosomal dominant syndromic hearing loss.

How We Hear

Hearing is the physiologic process by which environmental sounds are converted to a stream of neurologic signals that are processed by the brain. The ear consists of the outer ear, the middle ear, and the inner ear, which includes the cochlea. Sound enters the ear through the external auditory canal of the outer ear, where it vibrates the tympanic membrane, or the ear drum. These sound vibrations are then relayed through the middle ear by a chain of three small bones called ossicles. The last of these bones, called the stapes, articulates with the cochlea at the oval window and passes sound energy into the cochlea. There are two openings from the middle ear into the inner ear, the round window membrane, or RWM, and the oval window. The cochlea contains a long, coiled, ribbon-like epithelial membrane that is suspended between two cochlear fluid compartments (shown in the bottom left image). Sensory cells called hair cells, arranged in a highly ordered fashion, sense the movement of fluid and convert the fluid waves into nerve impulses that are sent along the auditory nerve to the brain. As shown in the image on the right below, the cochlea contains a single row of inner hair cells and three rows of outer hair cells, along with a variety of non-sensory supporting cells, such as Pillar cells, Hensen’s cells, inner border cells, and Claudius cells. Neurotransmitter is released at the base of inner hair cells in response to sound, and results in activation of spiral ganglion cells and transmission of acoustic information to the brain.

How We Hear

The mechanical, biochemical, and molecular properties of the hair cells vary systematically along the length of the coiled membrane of the cochlea such that it is more responsive to high frequency sounds at the base and to low frequency sounds at the apex.

The human cochlea takes shape early in fetal development and is normally fully functional before birth. The cells that make up the cochlea do not divide post-development, and, as a result, the size of the cochlea (approximately 9mm by 5mm) remains unchanged from birth through adulthood.

The intricate interplay of inner ear structures required for hearing can be disrupted by changes in the DNA that encodes essential proteins or that regulates their function. Millions of people worldwide have disabling hearing loss as a result of genetic mutations affecting any one of over 150 genes linked to cochlear dysfunction. There are more than 6,000 known variants across these genes that can result in cochlear pathology and hearing loss. Depending on the genes involved, various subpopulations of cells in the cochlea can be affected.

Diagnosing Hearing Loss

A diagnosis of sensorineural hearing loss depends on the demonstration of reduced hearing sensitivity, or acuity, by auditory testing. Typically, sounds are played to an individual through headphones at different loudness levels and different frequencies. The frequency, or pitch, of tones at which hearing loss is assessed is measured in hertz, or Hz, and can be designated as:

●	Low, up to 500 Hz;
●	Middle, 501 to 2000 Hz;
●	High, 2001 to 8000 Hz; or
●	Ultrahigh, greater than 8000 Hz.

The audiometric threshold is the quietest level at which the individual responds at each frequency. For individuals who are unable to respond to sound by raising their hand or speaking, ABR testing can be used to determine the audiometric threshold by indicating whether the inner ear and the brain pathways respond to sounds; in other words, ABR testing can determine the audiometric threshold, and assess auditory function, without the need for a voluntary subject response. ABR is measured with electrodes that attach to the skin near the ear, and the electrodes are connected to a computer that records brain wave activity in response to sounds transmitted through earphones. In ABR testing, the audiometric threshold is the quietest level that can produce a brain wave.

Hearing loss is measured in decibels, or dB, relative to normal hearing, with 0 dB hearing loss serving as the normative reference. Hearing acuity for children is typically classified as normal if audiometric thresholds are 25 dB hearing loss or less. Severity of hearing loss is typically graded as follows:

●	Mild: 26 to 40 dB hearing loss
●	Moderate: 41 to 55 dB hearing loss
●	Moderately Severe: 56 to 70 dB hearing loss, sometimes grouped with Moderate
●	Severe: 71 to 90 dB hearing loss
●	Profound: greater than 90 dB hearing loss

These hearing loss classification ranges are depicted in the audiogram below, which includes examples of speech and environmental sounds and shows an individual with Severe-to-Profound hearing loss that is bilateral, or appearing in both ears. The circles and Xs represent hearing thresholds at given sound frequencies in the right and left ears, respectively. An individual with this audiogram would be unable to hear sounds at lower dB levels above the circles and Xs.

Low Pitched
High Pitched
Soft
Loud
NORMAL
0-25 dB HL
MILD
26-40 dB HL
MODERATE
41-55 dB HL
MODERATELY SEVERE
56-70 dB HL
SEVERE
71-90 dB HL
PROFOUND
91+ dB HL
10
20
30
40
50
60
70
80
90
100
110
120
Hearing Loss (dB HL)
125
250
500
1000
2000
4000
8000
Frequency (Hz)
z v
j m d b
n
ng
e
u
l
o i a
r
p
h
g
ch
sh
k
f s th

Children with Severe-to-Profound hearing loss cannot perceive typical speech sounds, depicted in the darker shaded area of the figure above and sometimes referred to as the speech banana, and are unlikely to develop verbal language. The American Academy of Pediatrics recognizes congenital hearing loss as a potential neurodevelopmental emergency that should be identified as early as possible in order to enable early intervention. Experience with pediatric cochlear implants, or CIs, has demonstrated that a child has a better chance to develop normal speech and language the earlier a child receives the implant. There appears to be a window of time during the development of the auditory cortex where the absence of auditory input results in failure to develop the synaptic and neuronal networks necessary for verbal language. As a result, with federal government support, every state in the United States has established an Early Hearing Detection and Intervention program.

Today, 97% of newborns in the United States have their hearing screened, and most individuals with Severe-to-Profound congenital hearing loss in the United States are identified shortly after birth. Hospitals typically use either ABR or otoacoustic emission, or OAE, testing to identify hearing loss in newborns. ABR testing reflects how the cochlea, auditory nerve, and auditory pathways in the brain are working, a measure of auditory function. OAE testing reflects whether outer hair cells in the cochlea respond to sound, a measure of cochlear function. These cells respond to sound by vibrating, and each vibration produces a very low level sound that echoes back into the ear canal and can be measured with a microphone. In OAE testing, a small earphone containing speakers and a microphone is placed in the ear to deliver sounds into the ear and measure the sounds that come back. OAE testing is more sensitive to other middle ear problems than ABR, but does not detect problems in the auditory nerve or brain pathways. ABR testing, on the other hand, provides direct evidence of an auditory signal that is transmitted from the cochlea to the brain. As a result, though OAE testing could be an important eligibility determinant for future interventional trials or treatment options because it can be used to evaluate the presence and viability of hair cells, ABR testing is a more relevant measure of clinical efficacy and is routinely relied upon in clinical practice to determine whether sound is being encoded by and transmitted through the cochlea and auditory nerve to the brain.

Current Treatment Options

Children and adults with Severe-to-Profound sensorineural hearing loss typically do not benefit from hearing aids. Currently, the only option for some forms of Severe-to-Profound sensorineural hearing loss is receiving a CI, a surgically implanted device. However, only approximately 50% of deaf children in the United States receive a CI even though more than 90% of deaf children are born to hearing parents. Among adults who have developed Severe-to-Profound hearing loss in the United States, fewer than 10% receive a CI.

Receiving a CI requires a surgical procedure that takes approximately two to four hours and typically involves drilling through the mastoid bone and placement of a permanent electrode in the cochlea. The damage inherently sustained by the sensory epithelium in this procedure makes the CI likely incompatible with future restorative biologic therapies involving the cochlear sensory cells. Although CIs have improved the outcomes of many congenitally deaf children, the auditory signal they transmit is impoverished compared to that provided by physiologic hearing and a CI does not restore normal hearing. Recipients of CIs often report difficulty understanding speech in many real-world environments, even with low levels of background noise, and complex multiple-speaking conversations typical of many group settings are often challenging. The normal, physiologic ear's fine frequency discrimination and sensitivity to a wide, dynamic range of sound intensities allows for extraction of emotional content from speech, environmental sounds, and music. In contrast, the CI is not able to transmit this complex auditory content.

In addition, although the cochlea itself does not increase in size from birth through adulthood, the surrounding skull changes considerably over time. As a result, children who receive an implant at a young age can experience negative consequences from anatomical movement and may require surgical revision to correct poor outcomes due to CI migration. Furthermore, extensive speech-language therapy following implantation is required for children to develop verbal language. The necessity of this therapy, combined with the frequent follow-ups required for device maintenance, contribute to poorer outcomes in children from lower socioeconomic backgrounds. Moreover, CIs can fail, resulting in revision surgeries or reimplantation in up to 10% of cases, with a median time to device failure of 60 months.

Some companies are studying investigational product candidates in clinical trials, such as corticosteroids for sudden sensorineural hearing loss, that are administered to the middle ear through the ear drum, or intratympanically. Intratympanic administration consists of injecting drug in liquid or gel form through the ear drum and relies on passive diffusion of the drug from the middle ear into the inner ear through the RWM. Many drugs cannot readily cross these barriers and are therefore not candidates for intratympanic delivery. In general, the larger a molecule, the less amenable it is to diffusion across biological barriers. AAV vectors are more than 10,000-fold larger than the small molecules currently being tested using intratympanic administration. Even the small molecules that can diffuse across these barriers do so in a manner that is expected to be highly variable between individuals, and once they enter the inner ear fluid space, poor diffusion throughout the length of the cochlea is anticipated. This would result in large concentration gradients from the base of the cochlear spiral, where the molecules enter the inner ear, toward the apex; very little drug would reach even the middle frequency regions of the cochlea that are important for functional hearing. We believe that for AAV vectors to achieve consistent distribution throughout the full length of the cochlear sensory epithelium, a novel delivery approach is required.

Advantages and Potential for Genetic Medicine

Recent advances in genetic medicine have created the possibility of addressing the root cause of conditions that have a genetic basis. Serious conditions that previously had no pharmacologic treatments and, in some cases, insufficient non-pharmacologic treatments can now potentially be addressed with one-time gene therapy administrations, including potential gene editing therapies, that can restore critical function to the eye, the spinal cord, the brain, and other organs.

We believe the anatomy and biology of the inner ear make it uniquely suited for the delivery of one-time gene modifying therapeutics. Genetic medicine using AAV vectors is a promising therapeutic approach for inner ear conditions for several reasons:

●	the inner ear, which contains the auditory sensory epithelium, has reduced immune surveillance, similar to that in the central nervous system;
●	the anatomy of the ear is fully developed at birth, making it an attractive target for early surgical delivery of therapies;
●	the sensory cells within the inner ear are non-dividing, allowing for the possibility of durable expression following a single administration of AAV;
●	the aggregate clinical experience with AAV delivery in both adults and children through multiple routes of administration has established AAV as an accepted delivery vehicle;
●	lower doses of vector are required given the size of the ear and the small number of target cells; and
●	with approximately 75 autosomal recessive nonsyndromic genes that mediate hearing loss, there are a significant number of potential therapeutic targets.

Despite these advantages, AAV genetic medicine development for hearing loss conditions has been hindered by the unique anatomical delivery challenges of the inner ear. Because the sensory epithelium of the inner ear is suspended between two fixed-volume fluid chambers and encased in bone, it has proven challenging to achieve sufficient drug distribution without damaging sensory cells. Multiple studies have demonstrated that infusion of fluid into a closed cochlear system can produce threshold shifts, or decreases in hearing sensitivity, that are dependent on flow rate and infusion time. Others have shown that diffusion-based delivery, from the middle ear into and through the inner ear fluids, is highly variable and too slow relative to absorption by surrounding tissue to result in even distribution along the sensory epithelium. These challenges informed our strategy of developing a novel inner ear delivery approach designed to consistently achieve even distribution throughout the cochlea.

By building upon recent advances in genetic medicine and combining them with the appropriate delivery approach, we believe we can effectively address the underlying cause of many different forms of inner ear dysfunction and hearing loss with inner ear-directed therapies that are single-administration and carry the potential to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide.

Our Platform

Our precision genetic medicine platform enables delivery of genetic medicines to the inner ear utilizing a proprietary library of approximately 38,000 novel AAVAnc capsids, for which we have an exclusive license as to the ear, and a novel delivery approach that leverages a minimally invasive and routine surgical approach. We believe these AAVAnc vectors have superior transduction of cochlear cells compared to other AAV serotypes and allow for a multimodal therapeutic approach. For example, AAVAnc80 enables us to target a larger landscape of inner ear conditions using different vector-mediated modalities. We have established scalable manufacturing processes and expertise, and plan to internalize these capabilities, which we view as a key competitive advantage because it may give us significant control over process development timelines, costs, and intellectual property. We believe our platform's attributes, along with our disciplined product and research candidate selection criteria, will allow us to develop genetic medicines for a wide range of inner ear conditions.

Our Delivery Approach

As part of our precision genetic medicine platform, we are developing a delivery device designed to allow for the safe and effective delivery of our product candidates, including AK-OTOF and AK-antiVEGF into the cochlea. Intracochlear delivery poses a unique set of challenges. The cochlea is in the base of the skull, and access requires a surgical approach. The cochlea in humans and non-human primates is a relatively closed space, and infusing fluid into the cochlea could result in deleterious elevations in pressure and/or efflux of the infusate through the site of administration. Product candidate delivered to one part of the cochlea must spread by diffusion to other parts, and this results in significant variation in product candidate concentration throughout the cochlea. The challenge is to deliver a uniform concentration of product candidate along the length of the cochlea without elevating cochlear pressure. Our delivery approach utilizes a minimally invasive, well-accepted surgical technique for accessing the middle ear through the ear canal. As is performed in standard otologic practice when performing a stapedotomy, we plan to open one of the physical barriers between the middle and inner ear at the oval window. We intend to use our delivery device to deliver product candidates, at a controlled flow rate and in a fixed volume, through the RWM, as depicted in the image on the left below. The opening at the oval window, a fenestration of the stapes footplate, serves as a vent to prevent pressure build-up and facilitate the flow of product candidate throughout the entire length of the cochlea. This approach is designed to allow our product candidates to be distributed across the full length of the cochlea and therefore access cells at the base, middle, and apex of the cochlea. In nonclinical studies involving non-human primates, our team’s pioneering inner ear delivery work has allowed us to determine flow rate and volume parameters that show distribution across the entire length of the primate cochlea without damaging therapeutically relevant cell types.

The mechanical, biochemical, and molecular properties of the hair cells vary along the length of the coiled membrane of the cochlea such that it is more responsive to high frequency sounds at the base and low frequency sounds at the apex, as indicated in the image above on the right, in which the normally coiled membrane of the cochlea has been elongated, or uncoiled, to illustrate the delivery of our product candidates through the length of the cochlea.

Our delivery device was specifically designed to facilitate intracochlear administration using a minimally invasive surgical approach. Due to the size and compartmentalization of the inner ear, and the observed high transduction efficiency of AAVAnc80, we anticipate our product candidates, including AK-OTOF and AK-antiVEGF, will be administered in a low volume and a low dose to the inner ear using the device and approach described above. Procedures to access the inner ear up to the point of product candidate delivery are routinely performed by surgeons experienced in performing ear surgery, such as otolaryngologists and neurotologists, and we anticipate our approach will promote consistency and ease of use across surgeons.

Our Vector Technology

We have access to a library of approximately 38,000 AAVAncs for the potential treatment of inner ear, balance, and hearing loss conditions through our exclusive licenses. As we build out our product candidate pipeline, this AAVAnc vector library presents flexibility with respect to transgene delivery and AAV-enabled modality. We are screening the AAVAnc library for improved AAV properties such as tropism, or the ability to target distinct types of cells, transduction efficiency, and production efficiency. We also evaluate capsid technology beyond the AAVAnc library to select the optimal capsid for each of our future programs.

We have selected the AAVAnc80 capsid for much of our initial work based on its observed high transduction efficiency for many important target cells in the cochlea. AAVAnc80 is a rationally designed AAV capsid developed by Dr. Luk Vandenberghe, an Akouos founder, Director of the Grossbeck Gene Therapy Center, Associate Professor at Harvard Medical School, and Associate Member of the Broad Institute of Harvard and MIT. Harnessing the power of computational and predictive biology, the AAVAnc80 sequence was inferred by ancestral sequence reconstruction and is the predicted ancestor of the widely studied AAV serotypes 1, 2, 8, and 9. The AAVAnc80 capsid variant has a distinctive composition with a divergent external surface particle distribution that yields a stable and functional AAV variant.

Multiple independent investigations have shown high inner hair cell transduction efficiency of AAVAnc80 relative to other AAV serotypes in mice of various ages, and this transduction efficiency has also been observed in adult and juvenile non-human primates, supporting the translatability of the AAVAnc80 vector across models. We have conducted nonclinical studies across three different non-human primate models. These studies used green fluorescent protein, or GFP, as a reporter gene delivered by AAVAnc80 to demonstrate that AAVAnc80 can efficiently transduce not just inner hair cells, but multiple target cell populations throughout the cochlea in the primate inner ear. Shown in red in the bottom left corner of the figure below, Myo7a, a hair cell marker, is used to make inner and outer hair cells visible. As illustrated below, in this study, non-human primates receiving AAVAnc80-GFP showed extensive transduction of inner hair cells, outer hair cells, and various non-sensory supporting cells, including Hensen’s cells, Pillar cells, inner border cells, and satellite glial cells in the spiral ganglion.

Transduction of Multiple Sensory and Non-Sensory Cells in the Inner Ears of Non-Human Primates

Preliminary data from two additional nonclinical studies, in two different non-human primate models, indicate that pre-existing neutralizing antibodies to AAVAnc80, even at relatively high levels in serum, did not inhibit inner hair cell and other cochlear cell transduction when an AAVAnc80 vector was delivered through an intracochlear route of administration.

In another non-human primate study, we observed that inner hair cell transduction, when measured at three weeks following administration of an AAVAnc80 vector encoding GFP, was at least 75% at a modest dose of 6E10 vector genomes, or vg, per cochlea or above, as shown in the image below. In this image, each symbol denotes an individual non-human primate (six total), and the blue and green symbols show animals receiving vector at or above this modest dose level, while the pink symbols show less complete transduction across the cochlea, specifically an apex to base gradient, in animals that received a lower dose of vector.

Percentage of Inner Hair Cells Expressing GFP Three Weeks Following

Administration of an AAVAnc80 Vector Encoding GFP

We have observed that AAVAnc80 tropism and transduction efficiency are consistent across multiple animal models, from rodents to multiple non-human primate species. This consistency helps support dose selection across species and supports our view that AAVAnc80 is well suited to clinical development. In addition, the ability to transduce many different cell types opens a unique opportunity to address a broad range of inner ear conditions, as illustrated below. As shown in the diagram below, different genes are associated with the different cell types in the ear, including inner hair cells, outer hair cells, and supporting cells, and in some cases, genes are expressed in more than one type of cell.

Access to Multiple Cell Types Opens Large Target Landscape

The high observed transduction efficiency of AAVAnc80, coupled with the compartmentalization of the inner ear, paves the way for us to utilize a dual vector approach to deliver larger transgenes to this target area. In the dual vector approach, two vectors, each of which contains a portion of the full-length transgene, are delivered to a target cell population. A target cell needs to receive a copy of both vectors, one containing the 5’ fragment of the transgene and the other containing the 3’ fragment of the transgene. After both vectors enter a target cell, the two transgene components can recombine to enable expression of full-length protein. In a non-human primate study, we tested the dual vector approach using a GFP transgene that is divided and packaged into two separate AAVAnc80 vectors. Each vector alone would not result in GFP expression, but delivery of both vectors together resulted in full-length GFP expression. As shown in the image below, of four non-human primates that received dual AAVAnc80 vectors encoding GFP, we observed more than 80% transduction of inner hair cells throughout the entire cochlea in three of the animals at three weeks following administration.

The reconstitution of a complete transgene using dual AAVAnc80 vectors was accomplished in non-human primate inner hair cells at doses equivalent to those we believe would be well tolerated in humans.

Percentage of Inner Hair Cells Expressing a GFP Three Weeks Following

Administration of Dual AAVAnc80 Vectors Encoding GFP

We believe the degree of dual vector transduction efficiency that we have observed in our nonclinical studies creates the potential for the treatment of additional hearing loss conditions with a genetic basis beyond OTOF-mediated hearing loss.

Our Multimodal Capabilities

While our lead product program, AK-OTOF, involves dual AAVAnc80 transgene delivery, we are also using our precision genetic medicine platform to build a product candidate pipeline with the potential to address a broad landscape of monogenic and inner ear conditions of complex etiology using vector-mediated gene transfer, gene knockdown, gene editing, and the delivery of transgenes that express therapeutic proteins such as antibodies using viral vectors, which we refer to as vector-mediated therapeutic protein expression. The figure and text below illustrate how we believe our platform could address the landscape of monogenic and inner ear conditions of complex etiology using various AAV-enabled modalities.

●	Gene Transfer for Autosomal Recessive Inner Ear Conditions. There are approximately 75 genes implicated in autosomal recessive nonsyndromic hearing loss, many of which are potentially addressable using AAV gene therapy. Gene transfer is intended to restore the function of a gene that is not expressed, expressed at abnormally low levels, or expressed in a form that is dysfunctional. Our pipeline includes product candidates deploying an AAVAnc80 gene transfer approach targeting hair cells, to restore expression of the OTOF or clarin-1 genes, and targeting non-sensory supporting cells, to restore expression of the GJB2 gene.
●	Gene Knockdown or Gene Editing for Autosomal Dominant Inner Ear Conditions. There are at least 48 genes associated with autosomal dominant nonsyndromic hearing loss. For many of these, there is an opportunity to use vector-mediated RNA-interference or vector-mediated genome editing to knockdown or edit mutated genes, respectively. For example, one of our founders, Dr. Richard Smith at the University of Iowa, has published data demonstrating that vector-mediated RNA-interference improved hearing in an animal model of progressive hearing loss due to an autosomal dominant mutation in the TMC1 gene. Other investigators at Harvard Medical School recently published data in Nature Medicine showing that AAVAnc80-mediated CRISPR/Cas9 targeting the TMC1 gene improved hearing to wild-type levels in a representative animal model. We believe similar strategies could be deployed against many other genes with toxic gain-of-function or dominant negative mechanisms that result in hearing loss, such as COCH, KCNQ4, GSDME, WFS, ACTG1, TECTA, MYO7A, EYA4, IFNLR1, POU4F3, COL11A2, TMC1, MYO6, CEACAM16, GJB2, SIX1, MYH9, REST, and SLC17A8.
●	Vector-mediated Therapeutic Protein Expression for Prevalent Inner Ear Conditions of Complex Etiology. There are multiple AAV gene therapies in development that aim to provide long-term antibody or other therapeutic protein delivery to the central nervous system following a one-time administration. For example, other groups are developing AAV-based gene therapies to deliver antibodies to the brain for the treatment of various neurodegenerative conditions. Similar to the central nervous system, the inner ear has the potential to benefit from this approach, and we believe some of the most common hearing loss conditions could be treated using vector-mediated therapeutic protein expression. Our first such product candidate, AK-antiVEGF, targets vestibular schwannoma, a benign tumor that forms in the cells around the vestibulocochlear nerve within the internal auditory canal. Some of our early stage discovery efforts are focused on exploring the ability of vector-mediated therapeutic protein expression to treat forms of age-related and noise-induced hearing loss.

Our Rigorous Process for Selecting Product Candidates

Over 150 genes have been linked to monogenic forms of hearing loss. While many of these genes are expressed in the hair cells, some of the most common monogenic forms of hearing loss result from mutations in genes expressed in non-sensory supporting cells within the inner ear. We believe we can leverage our precision genetic medicine platform to deliver a range of transgenes to multiple cell types in the inner ear. We apply the following selection criteria in identifying opportunities to pursue:

●	Consistency with core focus. Our focus on AAV genetic medicine, the therapeutic area of otology, and local administration directly to the inner ear allows us to employ a disciplined and data-driven approach to select and expand our product candidate pipeline. We believe our selection approach will enable the efficient expansion of our product candidate pipeline, which will support our continued leadership in the field and maximize our impact on the broader hearing loss population.
●	Targets that are well-suited for genetic medicine and have a clearly defined mechanism with supporting data from human genetics. We believe suitable targets for inner ear gene therapy must be associated with a cell population that we can consistently and efficiently access with an AAV vector, as demonstrated in non-human primates, and for which long-term transgene expression following a single administration is desirable. We believe our deep understanding of otology and human genetics allows us to effectively select such targets.
●	High unmet need and large addressable patient population. We plan to pursue targets that are well defined and serve a population with high unmet need. There are currently no FDA-approved pharmacologic therapies for sensorineural hearing loss. There are over 6,000 new cases of monogenic, congenital hearing loss per year in the United States alone. We are dedicated to developing genetic medicines that have the potential to restore, improve, and preserve high-acuity physiologic hearing in individuals living with different types of hearing loss with various, well-characterized underlying causes.
●	Promising in vivo data. We collaborate broadly with the scientific community in an effort to accelerate proof of concept studies across a wide range of hearing loss conditions in relevant animal models. When possible, we leverage existing nonclinical or clinical data generated by others that support modulation of a gene target or disease pathway that can have a meaningful impact on a given condition.
●	Clear endpoints with potential for rapid clinical read-out. We seek programs that have clinically well-established, objective, and quantifiable endpoints that can be incorporated in translatable nonclinical models during development. For example, in our lead AK-OTOF program, we plan to use ABR testing as an efficacy endpoint during clinical development. There is extensive clinical experience with ABR testing across all age groups in humans, and it is routinely used in newborn hearing screening programs. In addition, we have used ABR testing in several animal models.
●	Ability to utilize learnings to mitigate development risk. We plan to leverage the learnings of the AK-OTOF, AK-antiVEGF, and subsequent programs to select additional product candidates and thereby increase the efficiency and likelihood of success with which subsequent product candidates are developed.

Our Programs

Our diversified portfolio of product and research candidates has been selected to leverage our capabilities across multiple inner ear conditions. We are targeting conditions resulting from genetic mutations in a single gene, or monogenic forms of hearing loss, in hair cells and supporting cells of the inner ear. Additionally, we are targeting other inner ear conditions that may be amenable to treatment approaches that rely on secreted proteins. Our pipeline programs have been selected to leverage the learnings of our lead program to increase the efficiency and the likelihood of success with which subsequent product candidates are developed.

Our Lead Product Candidate: AK-OTOF

Using our precision genetic medicine platform, we are developing our lead product candidate, AK-OTOF, a gene therapy intended for the treatment of individuals with OTOF-mediated hearing loss. AK-OTOF is designed to treat the underlying cause of OTOF-mediated hearing loss through delivery of a transgene using a dual vector technology that results in expression of normal, functional otoferlin protein in the affected cells, namely inner hair cells, in the cochlea. We believe that AK-OTOF has the potential to meaningfully improve overall hearing function in individuals with OTOF-mediated hearing loss. We are targeting an IND submission, for AK-OTOF for the treatment of OTOF-mediated hearing loss, to FDA in the first half of 2022.

Overview of the Condition

The OTOF gene encodes otoferlin, a protein that enables the sensory cells of the ear to release neurotransmitter vesicles in response to stimulation by sound to activate auditory neurons. The auditory neurons then carry electrically encoded acoustic information to the brain that allows us to hear. Most individuals with OTOF mutations have congenital, Severe-to-Profound sensorineural hearing loss and no or highly abnormal ABR.

The physiologic defect resulting from OTOF mutations is localized, and only synaptic transmission between the hair cell and the auditory nerve is impaired. In young individuals, the rest of the cochlea appears to be functional as determined by OAE testing, suggesting that restoration of otoferlin has the potential to restore hearing. The image below illustrates the localization of otoferlin within the inner hair cells of the cochlea. Otoferlin is required for the priming and fusion of neurotransmitter vesicles at the junction of the inner hair cells and the spiral ganglion neurons, which carry acoustic information to the brain.

Hair Cell
Neuron
Vesicle
Neurotransmitter
Otoferlin
Hair Cell
Synapse
Neuron
Vesicle
Synapse

A diagnosis of OTOF-mediated hearing loss is typically indicated by clinical findings, including results of ABR and OAE testing, and is later confirmed by genetic testing. The clinical descriptors associated with an individual with OTOF-mediated hearing loss, auditory neuropathy being one such example, may vary depending on the treatment center, what specific tests have been performed, whether these tests were performed before or after loss of OAE, and physician training and preference.

Mutations in the OTOF gene are a major cause of genetic nonsyndromic hearing loss, affecting an estimated 200,000 individuals worldwide. Based on published natural history data, and the subset of individuals we believe could obtain the greatest benefit from AK-OTOF, we estimate a potential addressable population with OTOF-mediated hearing loss of up to approximately 7,000 individuals in the United States and European Union.

There are currently no approved pharmacologic therapies to address OTOF-mediated hearing loss. In the absence of an approved pharmacologic therapy, the only options consist of hearing aids or CIs. Hearing aids do not benefit children with Profound hearing loss from birth, as in the case for most individuals with congenital OTOF-mediated hearing loss. Although CIs have been shown to be effective for children with monogenic forms of hearing loss, CIs have significant drawbacks and are generally not an optimal solution. We believe that a genetic medicine, delivered as a one-time therapy without the need for extensive follow-up care and maintenance, that addresses the underlying cause of genetic forms of sensorineural hearing loss and has the ability to restore physiologic hearing, could be impactful in these patient populations while being less invasive and potentially more effective.

Our Solution

AK-OTOF is designed to treat individuals with OTOF-mediated hearing loss by delivering the normal OTOF gene in order to produce normal, functional otoferlin in affected inner hair cells. The presumed mechanism of action for AK-OTOF is the recovery of otoferlin protein function resulting in an increased signal from the affected inner hair cells to the auditory cortex in the brain. AK-OTOF uses AAVAnc80 as a delivery vehicle for the normal human OTOF gene. Because the length of the OTOF complementary DNA, or cDNA, exceeds the packaging capacity of an individual AAV vector, we are using a dual vector approach. In the case of AK-OTOF, one AAVAnc80 vector carries the 5’ fragment of the OTOF gene, and the other AAVAnc80 vector carries the 3’ fragment of the OTOF gene.

Pharmacology

In multiple nonclinical studies, it has been observed that the delivery of the OTOF gene into the affected inner hair cells of mice using AAV vectors, including AAVAnc80, restored auditory function. Mouse models of OTOF-mediated hearing loss exhibit the same characteristic phenotype as that observed in the human population, including absent ABR, which measures signals traveling to the brain, and present OAE, which measures the existence of outer hair cells. In addition, Otof knock-out mice are known to maintain surviving inner hair cells and outer hair cells after cochlear development is complete, which allows evaluation of the treatment potential at an age relevant to the human population.

Two early proof of concept studies were performed using different mouse models of OTOF-mediated hearing loss. In the first of these two proof of concept studies, conducted at University of Goettingen, data indicated restoration of auditory function following dual vector administration of the OTOF gene using AAV6 vectors three to four weeks following administration, as measured by ABR in response to broadband clicks and tone bursts at different sound pressure levels, or SPLs. Additionally, by quantifying click-evoked ABR wave amplitudes and AAV transduction by immunolabeling, it was observed that higher full-length otoferlin inner hair cell transduction rates correlated with higher overall ABR wave amplitudes.

The second proof of concept study was performed at the University of California, San Francisco in an Otof knock-out mouse model, denoted as Otof-/-. In this study, the mice received a dual vector administration of the OTOF gene using AAV2 quadY-F vectors at a dose of approximately 2.2E10 total vg per cochlea (1.3E10 vg of the 5’ vector and 9.0E9 vg of the 3’ vector) through the RWM at one of three different intervention times (10, 17, and 30 days post-natal). Recovery of auditory function was assessed at multiple times post-treatment. As shown in the graphic on the left below, ABR recordings in the mice four weeks after treatment demonstrated a substantial restoration of brainstem activity in response to click stimuli and tone-burst stimuli (at 8, 16, and 32 kHz) in treated mice. No restoration was observed in mice receiving 5’ OTOF vector alone or untreated Otof knock-out mice. As shown in the graphic on the right below, the ABR thresholds for click stimuli in the dual vector treated mice did not change significantly from those of wild-type mice when measured at either four or 30 weeks post-treatment, indicating a sustained effect of the treatment.

.

Restoration of ABR Thresholds in Otof Knock-out

Mice Receiving a Dual AAV Vector Expressing OTOF

In this study, eight weeks after the treatment, otoferlin protein was detected in more than 60% of the inner hair cells of the mice treated with the dual vector, but not in other cell types of the cochlea, suggesting that a large cDNA can effectively be reconstituted in cochlear sensory cells upon the local delivery of two AAV vectors in vivo, with sustained, widespread production of the otoferlin protein in a large proportion of the target cells in the cochlea.

The published data from these two separate labs represent preclinical proof of the concept that cochlear delivery of two AAV-OTOF vectors can enable production of the full-length otoferlin protein, resulting in sustained correction of hearing loss and supporting the rationale for our development of a dual AAV vector approach for the treatment of OTOF-mediated hearing loss.

In a third nonclinical study in Otof knock-out mice conducted in collaboration with researchers at the University of Goettingen, the intracochlear delivery of a dual AAVAnc80 vector encoding human OTOF was assessed. The Otof knock-out mice were treated at post-natal day six or seven with two different doses: 5.1E9 total vg per cochlea (3.1E9 vg per cochlea 5’ vector and 2.0E9 vg per cochlea 3’ vector) and 1.1E9 total vg/cochlea (6.2E8 vg per cochlea 5’ vector and 3.9E8 vg per cochlea 3’ vector). Treated mice were measured at approximately one month, three months, seven months, and ten months post-treatment. As shown in the graphic below, treatment of these mice with AK-OTOF resulted in ABR click-evoked thresholds nearly comparable to wild-type mice. Treated mice showed significant click-evoked ABR recovery of 45 dB SPL of the treated ear and showed tone burst-evoked ABR responses of 60 to 80 dB SPL at 6 to 12 kHz, indicating hearing recovery in the apex region of the cochlea, at approximately one month through at least ten months post-treatment.

Intracochlear Delivery of AK-OTOF Resulted in Significant,

Long-term Hearing Recovery in Otof Knock-out Mice

We conducted an initial dose range finding study in Otof knock-out mice to determine the biologically active dose range of AK-OTOF. These data have informed the proposed dosing for our IND-enabling nonclinical studies and, in combination with other pharmacology and toxicology data, help support a proposed starting clinical dose in humans. AK-OTOF was administered to mice aged 21 to 25 days, at multiple doses ranging from 3.1E8 total vg per cochlea to 3.1E10 total vg per cochlea, through the RWM into the cochlea. While the human cochlea is fully mature at birth, the mouse cochlea continues to mature through day 20 and, as a result, we selected mice aged 21 to 25 days to approximate the developmental stage of the cochlea in a human newborn.

The preliminary data from this dose-ranging study demonstrated recovery of ABR thresholds and robust hair cell survival four weeks post-administration in some of the dose groups. The most consistent and pronounced ABR threshold recovery was seen following delivery of AK-OTOF at doses of 3.1E9 and 9.9E9 vg per cochlea. Five of the six mice receiving these doses had at least one tone-burst frequency in which ABR thresholds were within the range of the wild-type, vehicle-treated mice. A representative example of ABR recovery from this nonclinical study is shown in the figure below. Here, we observed that AK-OTOF restored the ABR threshold in a treated mouse to the same level observed in a wild-type mouse receiving a vehicle control. Each panel in this image shows the ABR wave form in response to click stimuli at given intensity levels in dB SPL. An Otof knock-out mouse receiving a vehicle control had an ABR threshold of approximately 45 dB SPL, shown as a bold black line on the left panel of the figure below. An Otof knock-out mouse treated with vehicle control had no ABR, as can be seen by the absence of any peaks in the red lines in the middle panel. As shown in the bold aqua line on the right panel, when the Otof knock-out mouse was treated with AK-OTOF, we observed a recovery of ABR at the same threshold level of approximately 45 dB SPL as that of the wild-type mouse on the left.

A Single Dose of AK-OTOF Restored Auditory Function in Otof -/-Mice with Mature Cochleae

Safety

We performed a non-GLP, pilot toxicology study of AK-OTOF in non-human primates, as well as vectors containing either the individual 3’ or 5’ fragments of OTOF, delivered into the cochlea. The aim of this study was to assess both local and systemic effects of AK-OTOF and the individual component vectors in order to inform the design of IND-enabling studies with respect to time points, in-life assessments, and post-mortem assessments. The pilot study provided longer-term (six month) safety information, in addition to both acute (one month) and chronic (three month) safety information, individual vector safety data, and biodistribution and shedding data for the intracochlear route of administration. The animals received baseline and follow-on auditory or cochlear function tests, including bilateral ABR and OAE testing. Standard in-life toxicology assessments, such as daily clinical observations, body weight, body condition scoring, and clinical pathology, were also conducted at baseline and following study periods. AK-OTOF and the surgical administration procedure were generally well tolerated, and all animals in the study completed assessments through their scheduled necropsy date.

Based on input received in our September 2019 pre-IND meeting with FDA, we are currently conducting a GLP toxicology study in cynomolgus monkeys using AK-OTOF.

Dose Selection

The AK-OTOF doses currently under evaluation in our GLP toxicology study, which encompass and exceed the equivalent doses planned for our proposed Phase 1/2 clinical trial, are scaled based on relative cochlear volumes of mice, cynomolgus monkeys, and humans. The vector concentrations were selected based on efficacy data from the Otof knock-out mouse dose range finding study. This dose translation scheme is consistent with dose scaling for other therapeutics administered into anatomical compartments where compartment volumes and concentration of a therapeutic are used to normalize between species. In our September 2019 pre-IND meeting, FDA agreed with our proposal to use cochlear volume for dose extrapolation from animals to humans.

Planned Clinical Development

We initiated a natural history study in individuals with OTOF-mediated hearing loss in 2020. For enrollment in this study, as well as for a planned prospective natural history study, participants need to have confirmed mutations in the OTOF gene and clinical presentation of bilateral sensorineural hearing loss. Data are collected from participants that undergo repeated physiologic and behavioral testing of the auditory system, such as OAE testing and ABR testing, as well as other standard assessments such as age-appropriate pure tone audiometry, behavioral audiometry, and auditory questionnaires. Retrospective data are collected, and, once enrolled, participants may be followed for up to five years. The objectives of these studies are to provide additional information on the natural course of OTOF-mediated hearing loss, better define the potentially addressable patient landscape for our planned Phase 1/2 clinical trial, create inner ear genetic medicine-specific clinical centers of excellence, and familiarize potential centers and participants with participation in our clinical trials and the testing procedures within this patient population.

We intend to initiate a proposed Phase 1/2 clinical trial for AK-OTOF for the treatment of individuals with OTOF-mediated hearing loss, subject to FDA acceptance of an IND. This trial will be conducted in two parts. The first part will be an adaptive dose escalation phase to assess the safety, tolerability, and bioactivity of escalating doses of AK-OTOF administered to trial participants through a single unilateral intracochlear injection. The second part will be a cohort expansion phase to assess both continued safety as well as effectiveness. We expect eligibility with respect to age for this Phase 1/2 clinical trial to be based on both published data and data from our natural history studies. Additionally, based on our pre-IND meeting with FDA in September 2019, we anticipate that our Phase 1/2 clinical trial may enroll children as young as one year old in the expansion phase. Outcome assessments will include objective and clinically relevant ABR testing and age-appropriate behavioral audiometry.

Based on our discussions with representatives of FDA's Center for Biologics Evaluation and Research, or CBER, and Center for Devices and Radiological Health, or CDRH, in our pre-IND meeting, we intend to file the delivery device along with the investigational product in an IND application as a combination product. Prior to seeking a marketing application for AK-OTOF, or for another of our product candidates, with CBER, but following demonstration that the probable benefits of delivery of therapeutic agents to the cochlea outweigh the potential risks, we may pursue the de novo pathway for our delivery device with the CDRH. While technically a combination product given anticipated cross-labeling of the biologic to our specific delivery device, we may choose to submit separate applications for the constituent parts of a combination product.

Given the rarity of the condition, we believe that AK-OTOF for the treatment of patients with OTOF-mediated hearing loss qualifies for orphan drug designation. We are not aware of any pharmacologic therapy approved for use in this condition, or for use in any genetic form of sensorineural hearing loss. An orphan drug designation applies to conditions that affect fewer than 200,000 persons in the United States.

In addition to meeting the definition for a rare disease, OTOF-mediated hearing loss is a serious condition in which the serious manifestations, specifically hearing loss that substantially limits day-to-day functioning, primarily and disproportionately affect individuals aged from birth to 18 years. As such, we believe that AK-OTOF qualifies for rare pediatric disease designation.

Given the seriousness of the condition, and the potential sustained effect on cells or tissues, we also plan to seek regenerative medicine advanced therapy designation for AK-OTOF if preliminary clinical evidence indicates the potential to address an unmet need for patients with OTOF-mediated hearing loss.

For further information regarding potential regulatory pathways, see “Government Regulation.”

Product Candidate for Secreted Protein: AK-antiVEGF

In addition to pursuing opportunities that require transduction of target cell populations to express intracellular genes of interest, we have also identified inner ear conditions that can potentially be treated with secreted proteins. To address these opportunities, we intend to use an AAVAnc vector to transduce a range of cell types and enable these cells to secrete a protein with the potential to restore, improve, or preserve hearing and/or other functions of inner ear. The secreted protein can be one that is normally expressed in the ear, as in the case of a gene transfer approach for a monogenic indication, or it can be an exogenous therapeutic protein, as in the case of a vector-mediated therapeutic protein expression approach for an inner ear condition of complex etiology.

Our preclinical AK-antiVEGF program is focused on vestibular schwannoma, an inner ear condition of complex etiology. Vestibular schwannomas are among the most common intracranial tumors and affect approximately 200,000 individuals in the United States and Europe. In the United States, over 3,000 new vestibular schwannoma cases are diagnosed each year. Vestibular schwannoma may result in a variety of symptoms including hearing loss, tinnitus, headaches, and impaired balance. In rare cases, they can result in death. The current standard of care consists of surgical tumor resection or removal and/or radiation, both of which typically result in lost hearing and can be associated with significant morbidity. Investigators at Massachusetts General Hospital and Massachusetts Eye and Ear have published results from clinical trials showing that systemic VEGF inhibitor therapy can reduce schwannoma volume and improve hearing in some participants who had mutations in the NF2 gene. We believe an AAVAnc80 vector containing the gene that encodes a secreted anti-VEGF protein, delivered to the inner ear in the same manner as other programs in our pipeline, has the potential to stabilize tumor size and preserve hearing, while avoiding the systemic side effects of high dose intravenous VEGF inhibitor infusion and removing or reducing the need for invasive surgery and/or radiation.

We completed nonclinical studies involving direct intracochlear administration of AAVAnc80 encoding anti-VEGF protein to wild-type mice to assess tolerability, and to determine secreted levels of anti-VEGF protein in the cerebrospinal fluid. Protein expression results from this mouse study supported further evaluation of AK-antiVEGF in non-human primates to understand the measurable levels of anti-VEGF protein in cochlear fluids and tissues after intracochlear administration. Tolerability of intracochlear administration of AAVAnc80 was also evaluated in non-human primates. An independent group assessed auditory function and cochlear histology. ABRs were measured prior to surgery and up to four times following surgery at one, two, three, and six months. AK-antiVEGF was generally well tolerated and auditory function and hair cell integrity were preserved for the duration of the study in non-human primates. Measurable levels of anti-VEGF protein within biologically active ranges were observed in perilymph, the fluid within the inner ear.

Nonclinical Data in Non-Human Primates Demonstrate Delivery of AK-antiVEGF is Well-Tolerated and Results in Potentially Therapeutic Protein Expression

We completed a pre-IND meeting with FDA in October 2020. We plan to conduct IND-enabling studies in 2021 and we are targeting an IND submission, for AK-antiVEGF for the treatment of vestibular schwannoma, to FDA in 2022.

Additional Pipeline Programs

Hair Cell Targets

In addition to AK-OTOF, we are developing our pipeline to focus on other monogenic gene mutations of hair cells.

AK-CLRN1. Inherited mutations in genes expressed in hair cells are also responsible for the hearing loss component of Usher syndrome, which is the most common hereditary deaf-blind condition, affecting over 40,000 people in the United States and Europe, which includes up to 6% of children who are deaf or hard-of-hearing. Our AK-CLRN1 program is initially focused on the auditory manifestations of Usher syndrome 3A, or USH3A, an autosomal recessive condition characterized by progressive loss of both hearing and vision, with post-lingual onset typically in the first decade of life. Hearing loss becomes Profound as the condition progresses. Usher syndrome 3A represents up to 5% of all Usher syndrome cases overall, suggesting a prevalence of up to 2,000 individuals in the United States and Europe. Currently, CIs are the only available intervention for the long-term auditory manifestations of Usher syndrome. Individuals with USH3A have mutations in the clarin-1 gene, CLRN1, that reduce the production and localization of CLRN1 protein to the inner hair cell and outer hair cell membranes. Although the specific function of CLRN1 has not been determined, studies suggest that it plays a role in communication between neurons in the inner ear and in the retina and may be important for the development and function of synapses.

We are developing an AAVAnc80 vector encoding a functional version of the CLRN1 gene and have generated nonclinical data in collaboration with Case Western Reserve University, demonstrating restoration of hearing in an animal model that recapitulates the auditory pathophysiology observed in humans. An earlier study of AAV delivery in a mouse model demonstrated rescued hearing in newborn mice. We believe successful CLRN1 gene transfer could provide an effective treatment of USH3A sensorineural hearing loss. In addition to USH3A, we believe other hereditary deaf-blind conditions could be treated with AAVAnc80-based gene therapies. In 2020, we identified a product candidate for the AK-CLRN1 program. The next key milestone will be a pre-IND meeting with FDA.

Autosomal Dominant Hearing Loss. We believe that autosomal dominant mutations can be addressed by AAV-meditated RNA interference or gene editing. There are approximately 48 identified genes associated with autosomal dominant nonsyndromic hearing loss, which gives us the opportunity to develop therapeutic medicines using knockdown or gene editing modalities. We are currently developing AAVAnc80 vectors encoding RNA interference sequences intended to knock down toxic gain-of-function and dominant negative mutations responsible for autosomal dominant hearing loss and we are collecting nonclinical data on several potential targets. We anticipate that we will announce a target selection in 2021.

Supporting Cell Targets

We are also leveraging our precision genetic medicine platform to address hearing loss related to genes needed for supporting cell function.

GJB2. One of the most common forms of monogenic hearing loss is caused by a mutation in GJB2, encoding the connexin 26 gap junction protein, or Cx26, which is expressed in non-sensory cells of the inner ear such as the supporting cells. Cx26 forms gap junctions, or channels, between cells that are essential for maintaining the appropriate distribution of ions in cochlear fluids. For example, Cx26 is believed to be required for maintenance of the endocochlear potential, an electric voltage in the cochlear fluid spaces that is needed for hair cells to convert sound waves into electrical activity. We believe that AAVAnc-mediated delivery of GJB2 could restore gap junctions and subsequently re-establish endocochlear potential, prevent hair cell and neuron degeneration, and restore hearing thresholds. The lack of functional Cx26 causes nonsyndromic hearing loss that is usually Severe-to-Profound and pre-lingual. The prevalence of hearing loss resulting from GJB2 mutations is believed to be at least 200,000 individuals in the United States and Europe. Additionally, several published nonclinical studies support our belief that AAV vector-mediated delivery of GJB2 has the potential to improve hearing by demonstrating that delivery of GJB2 to Gjb2 knock-out mice restored gap junctions and improved hearing. We are currently conducting nonclinical studies in collaboration with researchers at University of Michigan and have observed that AAVAnc-mediated delivery of GJB2 to supporting cells partially restored hearing in neonatal mouse models representing the spectrum of hearing loss observed in humans with GJB2-mediated hearing loss. We anticipate that we will identify a product candidate for our GJB2 program in 2021.

Regeneration. Data from multiple independent academic and third-party industry research teams suggest supporting cell development pathways can be altered in order to regenerate hair cells that have been lost due to a wide range of causes, including noise and ototoxic drugs. Many forms of hearing loss, both genetic and environmental, are caused by the loss of hair cells in the inner ear. Because cells of the cochlea are non-dividing, hearing loss due to lost hair cells is considered irreversible. Age-related hearing loss and noise-induced hearing loss affect millions of people in the United States and Europe. The World Health Organization also estimates that 1.1 billion children and adults ages 12 to 35 years old are at risk for hearing loss from recreational noise exposure. Damage often accumulates over several years, manifesting with Mild to Moderate hearing loss by 50 to 70 years of age and deteriorating to Severe-to-Profound hearing loss by 70 to 80 years of age. We are collaborating with the Bionics Institute to test the ability of AAVAnc to transduce supporting cells that could transdifferentiate into mature, functional hair cells. Our studies in non-human primates have suggested that the AAVAnc80 vector can transduce several supporting cell sub-types that could transdifferentiate into functional hair cells. Currently, we are in the process of evaluating several development leads to identify those with the potential to regenerate mature, functional hair cells in multiple animal models. We believe that AAVAnc gene therapy has the potential to restore hearing in individuals with a wide range of environmental hearing loss by regenerating hair cells from neighboring supporting cells. We anticipate that we will announce a program target in 2021.

Other Discovery Programs

We are evaluating additional hearing or deaf-blind conditions, and we intend to continue to identify areas with high unmet need where our precision genetic medicine platform could potentially restore, improve, and preserve hearing.

Our Manufacturing Approach

We are building advanced internal AAV process development and manufacturing capabilities and we are investing in an internal cGMP manufacturing facility, including a 250-liter bioreactor system, to support clinical development for our programs. As a result of the size of the ear, the dose of product candidate necessary for administration is low, particularly in contrast to AAV gene therapies that have been developed to treat conditions where systemic administration of viral vectors is needed and/or for targeting of larger organs. We believe we will only need to deliver a small volume and low doses of vector for near-complete transduction of target cells in the cochlea by the vector. We are developing scalable manufacturing capabilities for both gene therapy and gene editing. We view the development of internal manufacturing capacity and expertise as a key competitive advantage, as it will enable more influence on the manufacturing process, associated analytics, and supporting quality systems, as well as increase the ability to control timelines, costs, and intellectual property.

Our process development and manufacturing strategy is to leverage our scalable precision genetic medicine platform to facilitate rapid progress to clinical development. Our expertise covers development from vector design through product manufacture, and we are able to leverage capabilities, expertise, and learnings across multiple product candidates to achieve platform efficiencies.

Our production process utilizes a well-characterized system and commonly used host cell for many clinical stage AAV vector products. Additionally, these cells are familiar to regulatory authorities. We have established relationships with multiple third-party manufacturers for IND-enabling nonclinical supply and cGMP manufacturing to support clinical development of AK-OTOF and AK-antiVEGF.

We have and plan to continue to partner with third-party manufacturers for production of IND-enabling nonclinical and cGMP material for our lead product candidate, AK-OTOF. We have performed production runs at various scales, including those at which we intend to produce clinical and future commercial vectors. We expect to complete the AK-OTOF cGMP manufacturing campaign to support an IND submission in the first half of 2022.

We are building a cGMP manufacturing facility that will have capability to produce gene therapy batches to support activities through Phase 1/2 clinical trials for our product candidates. Our manufacturing facility will leverage single use, disposable, closed system operations aligned to our precision genetic medicine platform to promote both flexibility and cost-effectiveness. Our manufacturing facility is expected to be available for cGMP manufacturing for Phase 1/2 clinical development of our product candidates in 2021 at anticipated commercial scale.

We currently rely, and expect to continue to rely, on a third-party manufacturer for the manufacture of our delivery device.

Commercialization

We intend to directly market and commercialize our lead product candidate, AK-OTOF, if approved in the United States and the European Union, by developing our own sales and marketing force, targeting ear, nose, and throat specialists and audiologists. Outside the United States and the European Union and for any other product candidates that may be approved, we intend to establish marketing and commercialization strategies for each as we approach potential approval and expect to be able to leverage our then-existing sales and marketing force.

Competition

We face competition from a wide array of companies in the pharmaceutical, biotechnology, and medical device industries. These include both small companies and large companies with much greater financial and technical resources and far longer operating histories than our own. We also compete with the intellectual property, technology, and product development efforts of academic, governmental, and private research institutions.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, nonclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, and potentially acquiring technologies complementary to, or necessary for, our programs. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of any product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain approval from FDA or other regulators for their products before we may obtain approval for ours and may commercialize products before we are able to.

While many companies focus on gene therapies targeting blood, eye, muscle, and neurologic conditions, we are aware of certain companies with active programs in the hearing space.

Decibel Therapeutics, Inc., or Decibel, is focused on hearing and balance conditions. Decibel’s lead gene therapy product candidate, DB-OTO, is being investigated in individuals born with Profound hearing loss due to an OTOF deficiency. In addition to DB-OTO, Decibel is advancing AAV.103 and AAV.104 gene therapy programs for potential treatment of other forms of monogenic hearing loss, such as GJB2-mediated hearing loss. Decibel is currently developing DB-OTO, AAV.103, and AAV.104 in collaboration with Regeneron Pharmaceuticals, Inc. Decibel is also developing a gene therapy, DB-ATO, for treatment of bilateral vestibulopathy with intent to restore balance in patients.

Frequency Therapeutics, Inc., or Frequency, is developing small molecule therapeutics to selectively activate progenitor cells. Frequency’s lead program is focused on regenerating hair cells through activation of progenitor cells for sensorineural hearing loss and is currently in Phase 2 trials. In 2019, Frequency announced a partnership with Astellas

Pharma, Inc., or Astellas, under which Astellas agreed to oversee development and commercialization of its lead program worldwide, except the United States, where Frequency will assume those responsibilities.

In 2019, Otonomy, Inc., or Otonomy, and Applied Genetic Technologies Corporation, or AGTC, entered into a strategic collaboration to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in individuals with sensorineural hearing loss caused by a mutation in GJB2. In 2020, Otonomy and AGTC selected a GJB2 product candidate, OTO-825, for further development. This program is in preclinical development.

Sensorion SA, or Sensorion, is focused on developing potential therapies for inner ear disorders. In 2019, Sensorion announced a collaboration with Institut Pasteur in gene therapy programs targeting hearing loss. The company has three preclinical gene therapy programs for the treatment of Usher Syndrome Type I, OTOF-mediated hearing loss, and GJB2-mediated hearing loss.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity, and market exclusivity as well as patent term extensions, where available.

Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions, and know-how related to our business; defend and enforce in our intellectual property rights, in particular our patents rights; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating, or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of biotechnology and pharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our product candidates and methods of manufacturing the same. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our products will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented, or invalidated by third parties. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-à-vis these programs. Additionally, we file patent applications and in-license patents and patent applications directed to our genetic medicine platform, which includes AAVs and related technology, delivery devices and methods, and other related technologies. As of December 31, 2020, we owned four U.S. pending non provisional patent application, 52 foreign pending patent applications, three pending Patent Cooperation Treaty, or PCT, applications, and nine pending U.S. provisional patent applications, and we had licenses to 21 granted or allowed U.S. and foreign patents and 39 pending U.S. and foreign patent applications covering our key programs and our pipeline.

For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed nonprovisional priority date. In the United States, the patent term is 20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier.

The term of a U.S. patent may also be lengthened by a patent term adjustment in order to address administrative delays by the U.S. Patent and Trademark Office, or USPTO, in granting a patent.

In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration- date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant biologics license application.

The intellectual property portfolio for our most advanced programs as of December 31, 2020, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

AK-OTOF

The patent portfolio for our AK-OTOF program is based upon our owned and in-licensed patent portfolio, which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of delivering and using the same to treat hearing loss resulting from OTOF mutations. The in-licensed patents and patent applications are subject to license agreements with the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc., which we refer to collectively as MEE, and Lonza Houston, Inc., or Lonza, as described herein. As of December 31, 2020, we owned or in-licensed five U.S. patents, 13 foreign patents, and 56 pending U.S., PCT, and foreign patent applications covering our product candidate AK-OTOF, including methods of treatment of hearing loss resulting from OTOF mutations. While we believe that the specific and generic claims contained in our pending applications provide protection for the composition of matter and the method of using AK-OTOF to treat hearing loss, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our hearing program, including our lead product candidate AK-OTOF, are projected to have a statutory expiration date in between 2034 and 2042, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

AK-antiVEGF

The patent portfolio for our AK-antiVEGF program is based upon our owned and in-licensed patent portfolio which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of delivering and using the same to treat vestibular schwannoma. The in-licensed patents and patent applications are subject to license agreements with MEE and Lonza described herein. As of December 31, 2020, we owned or in-licensed four U.S. patents, seven foreign patents, and 47 pending U.S., PCT, and foreign patent applications covering our vestibular schwannoma product candidate, including methods of treatment of vestibular schwannoma. While we believe that the specific and generic claims contained in our pending applications provide protection for the composition of matter and the method of using our vestibular schwannoma candidate, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our hearing program, including our product candidate for vestibular schwannoma, are projected to have a statutory expiration date in between 2034 and 2042, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

Trademark Protection

As of December 31, 2020, we owned trademark applications in the United States for the mark “Akouos” and the Akouos logo. We plan to register trademarks in connection with our biological products.

Licensed Intellectual Property

Massachusetts Eye and Ear License

In October 2017, we entered into a License Agreement with MEE, or the MEE License, under which we received an exclusive, non-transferable, sublicensable, worldwide, royalty-bearing license to certain patent rights and know-how, including rights related to AAVAnc-, including AAVAnc80, to research, develop, make, have made, manufacture, use, sell, offer to sell, import, export, market, promote, distribute, register and otherwise commercially exploit licensed products in the treatment, diagnosis, prevention, and palliation of any and all balance disorders or diseases pertaining to the inner ear and/or any and all hearing diseases or disorders, in each case, with a total prevalence in the United States of less than 3,000 patients, and an exclusive, non-transferable, sublicensable, worldwide, royalty bearing license under MEE’s rights, title and interest in certain patents co-owned by MEE and Children’s Medical Center Corporation, or BCH, to research, develop, make, have made, manufacture, use, sell, offer to sell, import, export, market, promote, distribute, register and otherwise commercially exploit licensed products in the treatment, diagnosis, prevention, and palliation of any and all balance disorders or diseases pertaining to the inner ear and/or any and all hearing diseases or disorders, including, but not limited to, those with a total prevalence in the United States of less than 3,000 patients. We are obligated to use commercially reasonable efforts to develop and commercialize the MEE licensed products, including filing an IND or Investigational Medicinal Product Dossier in any country in the European Union or an equivalent application in any country within 18 months of completion of GLP toxicology studies for a licensed product. Under certain circumstances, we may be obligated to pursue a program directed to a gene target in order to retain our rights under the agreement to such gene target. MEE is responsible for the prosecution and maintenance of licensed patent rights. If MEE elects not to file, continue to prosecute or maintain such licensed patent rights in our field of use, MEE must notify us within a specified period before any applicable deadline. We would then have the right, but not the obligation, to file, continue to prosecute, or maintain the licensed patent rights. MEE has the first right, but not the duty, to enforce the licensed patents against use by a third party. If MEE does not initiate enforcement of the patents within a specified period after learning of an infringement, then we have the right, but not the duty, to initiate such enforcement efforts within our field of use of the MEE License. If a third party brings an infringement action regarding the patents within our field of use, we have the right, with respect to certain intellectual property rights in the MEE License, to defend at our own cost and expense. MEE has the right to intervene and assume control of such a defense at its own expense.

Upon entering into the MEE License, we issued shares of our common stock to MEE. We are also subject to development, regulatory, and sales milestone payment obligations in amounts corresponding to achievements denoted in the MEE License, totaling approximately $17.7 million. We are additionally obligated to pay certain royalties on a licensed product-by licensed product and country- by- country basis, beginning after the first commercial sale of an MEE licensed product in a given country and lasting until the later of (i) the expiration of the last valid claim in the licensed patents or (ii) ten years after the first commercial sale of such MEE licensed product or products commercialized using BCH’s patent rights, or the MEE Royalty Term. Such royalties shall be based on the portion of annual worldwide net sales within certain royalty tiers at percentages in the mid to high single digits denoted in the MEE License. The mere manufacture of an MEE licensed product or a product commercialized using BCH’s patent rights without a sale or other transfer does not give rise to a royalty claim under the MEE License.

The MEE License remains in effect until the last expiration date of the last to expire MEE Royalty Term, unless terminated earlier. We have the right to terminate the MEE License at will, in its entirety or with respect to specific intellectual property rights licensed to us under the MEE License and with or without cause, by 90 days’ advance written notice to MEE, or upon MEE’s material breach of the MEE License, provided that MEE does not cure such material breach within a specified period. MEE has the right to terminate the MEE License in its entirety if (i) we fail to make any payment due within a specified period after MEE notifies us of such failure, (ii) we or our affiliates challenge the validity of the licensed patent rights, (iii) we fail to maintain required insurance, or (iv) we become insolvent or bankrupt. MEE also has the right to terminate our rights to specific intellectual property rights it has licensed to us under the MEE License if we materially breach certain diligence obligations and do not cure within a specified period after written notice from MEE.

Lonza Houston, Inc. Sublicense

In October 2017, we entered into a Sublicense Agreement with Lonza, or the Lonza Sublicense, as amended on December 11, 2018, under which we received an exclusive, nontransferable, sublicensable, worldwide, royalty-bearing sublicense to certain MEE patent rights and knowhow related to AAV ancestral technology, including AAVAnc80, to research, develop, make, have made, manufacture, use, sell, offer to sell, import, export, market, promote, distribute, register and otherwise commercially exploit licensed products for the treatment, diagnosis, prevention, and palliation of any and all balance disorders or diseases pertaining to the inner ear and/or any and all hearing diseases or disorders, but excluding all such disorders or diseases with a total prevalence in the United States of less than 3,000 patients. We are obligated to use commercially reasonable efforts to develop and commercialize the Lonza sublicensed products, including filing an IND or Investigational Medicinal Product Dossier in any country in the European Union or an equivalent application in any country within 18 months of completion of GLP toxicology studies for a licensed product. Under certain circumstances, we may be obligated to pursue a program directed to a gene target in order to retain our rights under the agreement to such gene target. MEE is responsible for the prosecution and maintenance of patent rights licensed to Lonza and sublicensed by Lonza to us. If MEE elects not to file, continue to prosecute, or maintain the patent rights in the field of use sublicensed to us, MEE must notify us within a specified period before any applicable deadline. We would then have the right, but not the obligation, to file, continue to prosecute or maintain the patent rights within our field of use of the Lonza Sublicense. If we assume responsibility for the prosecution or maintenance of the patent rights in our field of use and elect not to continue prosecution or maintenance of such rights, we must notify Lonza in writing within a specified period before any applicable deadline. MEE has the first right, but not the duty, to enforce the patents against use by a third party. If MEE does not initiate enforcement of the patents within a specified period after learning of an infringement, then we shall have the right, but not the duty, to initiate such enforcement efforts within our field of use of the Lonza Sublicense. If we do not initiate efforts to cease an infringement within a specified period from which we gained the right to, then Lonza shall have the right, but not the duty, to initiate enforcement efforts. If a third party brings an infringement action regarding the patents within our field of use, we shall have the right, with respect to certain intellectual property rights in the Lonza Sublicense, to defend at our own cost and expense. MEE and/or Lonza shall have the right to intervene and assume control of such a defense at its own expense.

Upon entering into the Lonza Sublicense, we issued shares of our common stock to Lonza. We are also subject to development, regulatory, and sales milestone payment obligations in amounts corresponding to achievements denoted in the Lonza Sublicense, totaling approximately $18.5 million. We are additionally obligated to pay certain royalties beginning after the first commercial sale of a Lonza sublicensed product and lasting until the later of (i) the expiration of the last valid claim in the patent or (ii) ten years after the first commercial sale of such Lonza sublicensed product, or the Lonza Royalty Term. Such royalties shall be based on the portion of annual worldwide net sales within certain royalty tiers at percentages in the mid to high single- digits denoted in the Lonza Sublicense. The mere manufacture of a Lonza sublicensed product without a sale or other transfer does not give rise to a royalty claim under the Lonza Sublicense.

The Lonza Sublicense remains in effect until the last expiration date of the last to expire Lonza Royalty Term, unless terminated earlier. We have the right to terminate the Lonza Sublicense at will, in its entirety or with respect to specific intellectual property rights sublicensed to us under the Lonza Sublicense and with or without cause, by 90 days’ advance written notice to Lonza, or upon Lonza’s material breach of the Lonza Sublicense, provided that Lonza does not cure such material breach within a specified period. Lonza has the right to terminate the Lonza Sublicense in its entirety if (i) we fail to make any payment due within a specified period after Lonza notifies us of such failure, (ii) we or our affiliates challenge the validity of the sublicensed patent rights, (iii) we fail to maintain required insurance, or (iv) we become insolvent or bankrupt. Lonza also has the right to terminate our rights to specific intellectual property rights it has sublicensed to us under the Lonza Sublicense if we materially breach certain diligence obligations and do not cure within a specified period after written notice from Lonza.

In October 2017, we entered into a Letter Agreement Regarding Sublicense of Ancestral Technology, or the Letter Agreement, with MEE regarding the Lonza Sublicense. The purpose of the Letter Agreement was to confirm the understanding between MEE and us regarding the patent rights and know-how sublicensed to us in the Lonza Sublicense.

MEE consented to the execution, delivery, and performance of the Lonza Sublicense and agreed to abide by the terms and conditions of the Lonza Sublicense which are expressly applicable to each of them to the same extent as if they were each a party to the Lonza Sublicense. To the extent that any terms of the Lonza Sublicense conflict with the terms of the license agreement Lonza entered into in August 2016 with MEE, or the Lonza License, the terms of the Lonza Sublicense shall control. MEE also agreed to waive and release any and all rights to enforce terms, conditions, and provisions of the Lonza License which conflict with the Lonza Sublicense. Between the MEE License and the Lonza Sublicense, we have the license rights to any and all balance disorders or diseases pertaining to the inner ear and/or any and all hearing diseases or disorders described above at all prevalence levels.

Government Regulation

Government authorities in the United States, at the federal, state, and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA and its implementing regulations and guidance. The failure to comply with the applicable U.S. requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process, or post approval process, may subject an applicant to delays in the conduct of the study, regulatory review, and approval, and/or administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	nonclinical laboratory tests, animal studies, and formulation studies all performed in accordance with FDA’s GLP regulations;
●	completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
●	submission to FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;
●	preparation and submission to FDA of a biologics license application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;
●	satisfactory completion of any FDA audits of the nonclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;
●	payment of user Prescription Drug User Fee Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and
●	compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post approval studies or other post-marketing commitments required by FDA.

Nonclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo nonclinical testing. Nonclinical tests include laboratory evaluations of product chemistry, formulation, and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the nonclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the nonclinical tests, together with manufacturing information and analytical data, are submitted to FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by FDA, unless before that time FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

As a result, submission of the IND may result in FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND review process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by FDA whenever there is concern for patient safety, may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or where there is non-compliance with regulatory requirements. This order issued by FDA could delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

Additionally, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, also are potentially subject to review by a committee within the NIH’s Office of Science Policy called the Novel and Exceptional Technology and Research Advisory, or the NExTRAC. As of 2019, the charter of this review group has evolved to focus public review on clinical trials that cannot be evaluated by standard oversight bodies and pose unusual risks. With certain gene therapy protocols, FDA review of or clearance to allow the IND to proceed could be delayed if the NExTRAC decides that full public review of the protocol is warranted.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The GCP requirements encompass both ethical and data integrity standards for clinical trials. FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB has access.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

●	Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.
●	Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
●	Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

In some cases, FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after licensure. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Information about applicable clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, FDA, and FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. FDA or the applicant may request an amendment to the plan at any time.

FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In 2017, with passage of FDA Reauthorization Act of 2017, or FDARA, Congress further modified these provisions. Previously, products that had been granted orphan drug designation were exempt from the requirements of the PREA. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Information about applicable clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Special Regulations and Guidance Governing Gene Therapy Products

We expect that the procedures and standards applied to gene therapy products will be applied to any product candidates we may develop. FDA has defined a gene therapy product as one that seeks to modify or manipulate the expression of a gene or to alter the biological properties of living cells for therapeutic use. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient.

Within FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including NExTRAC, also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing, and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders, as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, FDA typically recommends that sponsors continue to monitor participants for potential gene therapy related adverse events for up to a five-year period.

Until 2019, most gene therapy clinical trials in the United States required pre-review by the predecessor of NExTRAC before being approved by the IRBs and any local biosafety boards or being allowed to proceed by the FDA. In 2019, the NIH substantially eliminated the pre-review process and going forward, the review of gene therapy clinical trial protocols would be largely handled by local IRBs and Institutional Biosafety Committees, in addition to FDA. Furthermore, in 2019, the NIH removed from public access the Genetic Modification Clinical Research Information System database, which previously contained substantial amounts of safety and other participant information regarding human gene therapy trials performed up to that time.

Compliance with cGMP Requirements

Before approving a BLA, FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by FDA may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, nonclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee. The sponsor of a licensed BLA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, FDA begins an in-depth review of the application. Under the goals and policies agreed to by FDA under the PDUFA, FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. On the basis of FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, FDA will issue a CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to FDA information that represents a complete response to the issues identified by FDA. FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Review Programs

FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with FDA, FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review, and accelerated approval.

●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to ten months for standard review.
●	Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
●	Regenerative medicine advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized FDA to accelerate review and approval of products designated as regenerative medicine advanced therapies, or RMAT. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of an RMAT designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review, and accelerated approval based on surrogate or intermediate endpoints. In a recent guidance on expedited programs for regenerative medicine therapies for serious conditions, FDA specified that its interpretation of the definition of regenerative medicine advanced therapy products includes gene therapies that lead to a sustained effect on cells or tissues, such as in vivo AAV vectors delivered to non-dividing cells.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Post Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies and are subject to periodic unannounced inspections by FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to FDA. FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products.

Once an approval is granted, FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post approval clinical trials;

●	refusal of FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product recall, seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although healthcare providers may prescribe products for uses not described in the drug’s labeling, known as off-label uses, in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

FDA strictly regulates the marketing, labeling, advertising, and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by FDA, as reflected in the product’s prescribing information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by FDA, the Department of Justice, or DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by FDA and applies only to the indication for which the product has been designated. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA licensed “reference product.” Although FDA has approved biosimilar products for use in the United States, no interchangeable biosimilars have been approved as of January 2021. FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to FDA until four years following the date of approval of the reference product. FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own nonclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed

“interchangeable” by FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales, and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Patent Term Restoration and Extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND, involving human beings and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with FDA.

FDA Approval of Companion Diagnostics

In August 2014, FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, nonclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution.

FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain premarket approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, but it has not yet become effective. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

The conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

On January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website.

PRIME Designation in the European Union

In March 2016, the EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small and medium sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for

Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Specifically, the grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Specialized Procedures for Gene Therapies

The grant of marketing authorization in the European Union for gene therapy products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, nonclinical tests, and clinical trials.

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the European Union market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Pediatric Exclusivity

If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC.

Review and Approval of Medical Devices in the European Union

The European Union has adopted numerous directives and standards regulating, among other things, the design, manufacture, clinical trials, labeling, approval, and adverse event reporting for medical devices. In the European Union, medical devices must comply with the Essential Requirements in Annex I to the currently applicable EU Medical Devices Directive (Council Directive 93/42/EEC), or the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA, comprised of the European Union member states plus Norway, Iceland, and Liechtenstein.

To demonstrate compliance with the Essential Requirements, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices, where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of a European Union country to conduct conformity assessments, or a Notified Body. Notified Bodies are independent testing houses, laboratories, or product certifiers typically based within the European Union and authorized by the European member states to perform the required conformity assessment tasks, such as quality system audits and device compliance testing.

Medical device manufacturers must carry out a clinical evaluation of their medical devices to demonstrate conformity with the relevant Essential Requirements. This clinical evaluation is part of the product’s Technical File. A clinical evaluation includes an assessment of whether a medical device’s performance is in accordance with its intended use, and that the known and foreseeable risks linked to the use of the device under normal conditions are minimized and acceptable when weighed against the benefits of its intended purpose. The clinical evaluation conducted by the manufacturer must also address any clinical claims, the adequacy of the device labeling and information (particularly claims, contraindications, precautions and warnings), and the suitability of related Instructions for Use. This assessment must be based on clinical data, which can be obtained from clinical studies conducted on the devices being assessed, scientific literature from similar devices whose equivalence with the assessed device can be demonstrated, or both clinical studies and scientific literature.

In the European Union, medical devices may be promoted only for the intended purpose for which the devices have been CE marked. Failure to comply with this requirement could lead to the imposition of penalties by the competent authorities of the European Union Member States. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials, and fines. Promotional materials must also comply with various laws and codes of conduct developed by medical device industry bodies in the European Union governing promotional claims, comparative advertising, advertising of medical devices reimbursed by the national health insurance systems, and advertising to the general public.

Additionally, all manufacturers placing medical devices in the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred.

The legal framework currently applicable for medical devices in the European Union will soon be amended by Medical Devices Regulation (Regulation (EU) 2017/745) adopted in 2017, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the Medical Devices Regulation (MDR) will be directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical and ensure a high level of safety and health.

In addition, the In Vitro Diagnostic Regulation (IVDR) (EU) 2017/746, which entered into force on May 25, 2017, will replace the EU In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until the date of application of the IVDR in May 2022 to update their technical documentation to meet the requirements and comply with the new, more stringent regulation.

Currently, the MDR is scheduled to become applicable on May 26, 2021. The corresponding date of application of the IVDR is May 2022. Once applicable, the MDR will, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and

●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom left the European Union on January 31, 2020 and on December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom , as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The Medicines and Healthcare Products Regulatory Agency has recently published detailed guidance for industry and organizations to follow from January 1, 2021, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable European Union Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, any companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement applicable to pharmaceutical or biological products will apply to any companion diagnostics.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we obtain approval in the future to market in the United States any product candidates we may develop, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost-effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. In addition, certain state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control, and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government healthcare programs. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the DOJ’s support for this lawsuit. A ruling by U.S. Supreme Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Further, the prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. FDA has issued draft guidance that would allow manufacturers to import their own FDA approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees

As of February 28, 2021, we had 69 full-time employees, including a total of 23 employees with M.D. or Ph.D. degrees. Of these full-time employees, 54 were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

Corporate Information

We were formed as a limited liability corporation under the laws of the Commonwealth of Massachusetts in March 2016 under the name Akouos, LLC and converted into a corporation under the laws of the State of Delaware in November 2016 under the name Akouos, Inc. Our website address is https://akouos.com/. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any reference to our website address is intended to be an inactive textual reference only.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report, and our other public filings with the Securities and Exchange Commission, or SEC, in evaluating our business. The risks described below are not the only risks facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results, and financial condition to suffer materially.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $25.7 million for the year ended December 31, 2019, and $48.6 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $81.7 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, and proceeds from the sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially in the foreseeable future as we:

●	submit an investigational new drug application, or IND, and initiate a planned Phase 1/2 clinical trial of our lead product candidate, AK-OTOF, for the treatment of the otoferlin gene (OTOF)-mediated hearing loss;
●	conduct IND-enabling studies in preparation for an IND submission for our product candidate AK-antiVEGF for the treatment of vestibular schwannoma;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	advance additional product candidates into preclinical and clinical development;
●	build a current good manufacturing practice, or cGMP, manufacturing facility;
●	expand the capabilities of our genetic medicine platform;
●	expand our facilities;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure; scale up manufacturing capabilities; and commercialize any products for which we may obtain marketing approval;
●	expand, maintain, and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, manufacturing, and other scientific personnel to support our research, product development, and future commercialization efforts; and
●	add operational, legal, compliance, financial, and management information systems personnel, including personnel to support our operations as a public company.

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

We have not initiated clinical development of any product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

●	we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or any comparable regulatory authority in other jurisdictions, to perform trials or studies in addition to, or different than, those expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates; or
●	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis as we expect to continue to engage in substantial research and development activities and to incur substantial expenses to develop and commercialize product candidates. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our revenues, expenses, and profitability.

Our failure to achieve or sustain profitability would depress our market value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates, or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We are heavily dependent on the success of our product candidates, AK-OTOF and AK-antiVEGF.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to AK-OTOF and AK-antiVEGF. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of AK-OTOF and AK-antiVEGF. We cannot be certain that AK-OTOF or AK-antiVEGF will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of AK-OTOF or AK-antiVEGF, or if either AK-OTOF or AK-antiVEGF does not receive regulatory approval, fails to achieve significant market acceptance, or fails to receive reimbursement, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

We will need substantial additional capital to execute our business plan. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Since inception, we have used substantial amounts of cash. The development of biopharmaceutical product candidates is capital intensive and we expect that we will continue to expend substantial resources for the foreseeable future in connection with our ongoing activities. In particular, substantial resources will be required as we prepare for and initiate our planned Phase 1/2 clinical trial of AK-OTOF, conduct IND-enabling studies to support our planned IND for AK-antiVEGF, advance our genetic medicine platform, and continue research and development and initiate additional clinical trials of, and potentially seek marketing approval for, our other product candidates. Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $308.0 million. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trials and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

The timing and amount of our funding requirements will depend on many factors, including:

●	the progress, costs, and results of our planned Phase 1/2 clinical trial of AK-OTOF and any future clinical development of AK-OTOF;
●	the progress, costs, and results of our IND-enabling studies to support our planned IND submission for AK-antiVEGF and any future clinical development of AK-antiVEGF;
●	the scope, progress, costs, and results of preclinical and clinical development for our other product candidates and development programs;
●	the number and development requirements of other product candidates that we pursue;
●	the costs, timing, and outcome of regulatory review of our product candidates;
●	the cost and timing of completion of clinical and commercial-scale manufacturing activities;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval, which in turn depends on the sales price and the availability of coverage and adequate third-party reimbursement;
●	the costs of operating as a public company;
●	the costs to attract and retain our personnel;

●	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the extent to which we may acquire or in-license other product candidates and technologies; and
●	the severity, duration, and impact of the COVID-19 pandemic, which may adversely impact our business, including our planned Phase 1/2 clinical trials and manufacturing activities for AK-OTOF and AK-antiVEGF, and planned development activities for other product candidates.

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate nonclinical studies, clinical trials, manufacturing, or other development activities for one or more product candidates or discovery stage programs or delay, limit, reduce, or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2016, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, and undertaking nonclinical and supportive clinical studies. All of our product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully initiate or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or partner with third-party manufacturers to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

The COVID-19 pandemic may affect our ability to initiate and complete nonclinical studies, delay our ongoing manufacturing activities, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide and could impact the financial markets, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, and other measures. The pandemic and government measures taken in response have also had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We and our third-party manufacturers and other contract research organizations, or CROs, have experienced a reduction in the capacity to undertake and execute some research activities and nonclinical studies, and we may face disruptions that may affect our ability to initiate and complete nonclinical studies, including disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of our product candidates, laboratory supplies used in our nonclinical studies, or animals that are used for nonclinical testing for which there are shortages because of ongoing efforts to address the pandemic, delays, or difficulties in securing manufacturing slots, and delays or difficulties in the buildout of our in-house manufacturing. We have experienced manufacturing delays at our third-party manufacturers, including delays related to the COVID-19 pandemic, and may experience additional delays in the future, which could delay our product development timelines. We and our third-party manufacturers and CROs, as well as clinical trial sites, may face disruptions related to our planned clinical trial or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic could cause significant disruptions in the financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. Three vaccines for COVID-19 have been granted emergency use authorization by FDA as of February 28, 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our research, nonclinical studies, and clinical trials, which could lead to delays in our research and development efforts. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to the Development of our Product Candidates

We are very early in our development efforts. Our business is dependent on our ability to advance AK-OTOF, AK-antiVEGF, and our other current and future product candidates through nonclinical studies and clinical trials, obtain marketing approval, and ultimately commercialize them. If we are unable to complete clinical development, obtain regulatory approval for, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and all of our product candidates are still in preclinical development. We expect to submit an IND to FDA with respect to our AK-OTOF program in the first half of 2022. We also expect to submit an IND to FDA with respect to our AK-antiVEGF program in 2022. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of genetic medicine products are and will remain subject to extensive regulation by FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market AK-OTOF, AK-antiVEGF, or any of our other current or future product candidates, in the United States until it receives approval of a biologics license application, or BLA, from FDA, or in any foreign countries until it receives the requisite approval from such countries. We have not submitted a BLA for AK-OTOF, AK-antiVEGF, or any other product candidate to FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future.

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of nonclinical studies, including IND-enabling studies;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trial or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under current Good Clinical Practices, or GCPs;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of marketing approvals from FDA and other applicable regulatory authorities;
●	establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies;

●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by surgical procedure;
●	successful development of a delivery device;
●	procurement of intellectual property protection and regulatory exclusivity for our product candidates, and enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

Many of these factors are beyond our control, including clinical outcomes, the regulatory review process, potential threats to our intellectual property rights, and the manufacturing, marketing and sales efforts of any future collaborator. If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed. As a company, we have not advanced any product candidates into clinical development. Our lack of experience in conducting clinical development activities for our product candidates may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions about the future success or viability of our programs may not be as accurate as they could be if we had a history of conducting clinical trials.

Furthermore, because our other product candidates are based in part on similar technology to AK-OTOF, our most advanced product candidate, if AK-OTOF shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues associated with AK-OTOF, our development plans and business could be significantly harmed. In addition, competitors may be developing product candidates with similar technology and may experience problems with their product candidates that could negatively impact the development of our product candidates and ultimately harm our business.

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

Before we can commence clinical trials for a product candidate, we must complete extensive nonclinical testing and studies that support our planned INDs and other regulatory filings. We cannot be certain of the timely completion or outcome of our nonclinical testing and studies and cannot predict if FDA will accept our proposed clinical programs or if the outcome of our nonclinical testing and studies will ultimately support the further development of any product candidates. As a result, we cannot be sure that we will be able to submit INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in FDA allowing clinical trials to begin. Furthermore, product candidates are subject to continued nonclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities on trial design;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays related to COVID-19 disruptions at CROs, third-party manufacturers, and/or clinical trial sites;
●	delays in opening clinical trial sites or obtaining required IRB or IBC approval, or the equivalent review groups for ex-U.S. sites, at each clinical trial site;
●	imposition of a clinical hold by regulatory authorities, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
●	failure by us, any CROs we engage, or any other third parties to adhere to clinical trial requirements;
●	failure to perform in accordance with GCP;
●	failure by physicians to adhere to delivery protocols leading to variable results;
●	failure of our delivery approach in humans;
●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●	delays in having enrolled participants complete their participation in a trial or return for post-administration follow-up;
●	clinical trial sites or participants dropping out of a trial;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	ambiguous or negative interim results;
●	occurrence of serious adverse events associated with the product candidate or administration of the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events or other unexpected events in trials of the same class of agents conducted by other sponsors;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical trial protocols; or

●	lack of adequate funding to continue the clinical trial.

Any inability to successfully complete nonclinical studies and clinical trials could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies or trials to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations, and prospects.

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

Participant enrollment and trial completion are affected by factors including:

●	perceived risks and benefits of genetic medicine-based approaches for the potential treatment of inner ear conditions, including an adeno-associated viral, or AAV, vector approach commonly used in gene therapy;
●	size of the patient population and process for identifying potential trial participants;
●	design of the trial;
●	inclusion and exclusion criteria;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disorder under investigation;
●	availability of genetic testing for potential participants;
●	proximity and availability of clinical trial sites for potential participants;
●	ability to obtain and maintain informed consent;
●	risk that enrolled participants will drop out before completion of the trial;
●	the commitment of our clinical investigators to identify potential participants;
●	our inability to locate and appropriately train physicians to conduct such clinical trials;
●	patient referral practices of physicians;
●	ability to monitor participants adequately during and after product candidate administration; and

●	ability to recruit and retain trial participants due to other unforeseen circumstances.

Genetic medicine programs are often initially targeting orphan diseases with relatively small populations, which limits the pool of potential participants subjects for our genetic medicine clinical trials. Because genetic medicine trials generally require participants who have not previously received any other genetic medicine or potentially other pharmacological therapeutics for the same indication, we will also need to compete with others who are also developing genetic medicines or pharmacologic therapeutics for these same indications for the same group of potential clinical trial participants. This competition could reduce the number and types of potential participants available to us, as some potential participants who might have opted to enroll in our clinical trials may instead opt to enroll in one being conducted by one of our competitors. In addition, individuals may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or biopharmaceutical industries, particularly to the extent that such negative publicity is related to genetic medicines. Challenges in recruiting and enrolling sufficient numbers of suitable participants in clinical trials could increase costs, affect the timing and outcome of our planned clinical trial or future clinical trials and result in delays to our current development plan for our product candidates. If we have difficulty enrolling a sufficient number of individuals to conduct our clinical trials as planned, we may need to delay, limit, or terminate ongoing or planned clinical trials, any of which would harm our business, financial condition, results of operations, and prospects.

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

As an organization, we have not previously conducted any clinical trials with our product candidates. We have begun to establish our own genetic medicine technical capabilities, but we will need to continue to expand those capabilities by either hiring internally or seeking assistance from outside service providers. Genetic medicine is an area of significant investment by biotechnology and pharmaceutical companies and there may be a scarcity of talent available to us in these areas. If we are not able to expand our genetic medicine capabilities, we may not be able to develop in the way we intend or desire any promising product candidates that emerge from our program or our other collaborative genetic medicine sponsored research programs, which would limit our prospects for future growth. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trial or future clinical trials, could prevent us from or delay us in commercializing our product candidates.

As we prepare for the potential initiation of our first genetic medicine clinical trials, we will need to build our internal and external capabilities in designing and executing genetic medicine clinical trials. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on nonclinical data. If we are unable to initiate and conduct our genetic medicine clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our genetic medicine programs may be diminished.

Our AAV genetic medicine product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

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

In past clinical trials that were conducted by others with gene therapy vectors, several significant side effects were caused by gene therapy product candidates, including reported cases of leukemia and death. Other potential side effects associated with both AAV and non-AAV vectors could include immunologic reactions or insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our vectors demonstrate a similar adverse effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates.

In addition to side effects caused by the product candidate itself, the administration process also can cause side effects. As part of our genetic medicine platform, we are developing a delivery device to administer our product candidates to the inner ear. Although the delivery approach we have developed is based on a common technique for treatment to the outer ear, it requires training in order to administer. Moreover, any surgical procedure runs risks related to infection and damage to parts of the body adjacent to the treated area. In addition, until we are able to test the device and procedure on humans, we cannot be certain that our delivery mechanism will be successful. If side effects were to occur in connection with the surgical procedure during our planned clinical trial, or if we fail to successfully apply our delivery approach in humans, our clinical trial could be suspended or terminated.

If in the future we are unable to demonstrate that such side effects were not caused by our product candidates or the related procedures, FDA could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could cause our reputation to suffer and affect potential participant recruitment or the ability of enrolled participants to complete the trial. Moreover, if we elect, or are required, to delay, suspend, or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition, results of operations, and prospects significantly.

Regulatory approval of and/or demand for our potential products will depend in part on public acceptance of the use of genetic medicine for the prevention or treatment of human diseases or conditions. Public attitudes may be influenced by claims that genetic medicines are unsafe, unethical, or immoral, and consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trial participants. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop. In 1999, there was public backlash against the field of gene therapy following the death of a participant in a clinical trial, which utilized a different type of gene therapy product candidate vector, from an extreme type of immune response that can be life-threatening. Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, financial condition, results of operations, and prospects.

The outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials.

The results of nonclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials or of clinical trials for the same product candidates in other indications. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. For example, even if successful, the results of our planned Phase 1/2 clinical trial of AK-OTOF may not be predictive of the results of further clinical trials of this product candidate or any of our other product candidates. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials, and, because our genetic medicine product candidates are based on a relatively novel technology, the likelihood of success is harder to determine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, financial condition, results of operations, and prospects.

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

Risks Related to Manufacturing

The manufacture of genetic medicine products is complex and difficult and is subject to a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of gene therapies. We could experience manufacturing problems that result in delays in our development or commercialization of product candidates.

Genetic medicine drug products are complex and difficult to manufacture. For our nonclinical studies of AK-OTOF, a third-party manufacturer has provided the supply of our product candidates. For our planned Phase 1/2 clinical trial of AK-OTOF, we plan to rely on third-party manufacturers and suppliers to provide clinical supply and certain other materials for the manufacturing process. We are establishing our own manufacturing facility for long-term clinical supply.

We believe that the high demand for clinical genetic medicine material and a scarcity of potential third-party manufacturers may cause long lead times for establishing manufacturing capabilities for genetic medicine drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing process development may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing slots. We have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third-party manufacturer and may experience additional delays in the future. Any delay in the manufacturing of our nonclinical or clinical supplies, whether from an existing or alternative third-party manufacturer, would likely further delay our product development timelines. There may also be long lead times to manufacture or procure starting materials such as plasmids and cell lines, especially for high-quality starting materials that are cGMP compliant. In particular, plasmids, cell lines and other starting materials for genetic medicine manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our genetic medicine programs is highly dependent on these suppliers providing us or our third-party manufacturer with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials would likely delay our manufacturing and development timelines.

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

A number of factors common to the manufacturing of biologics and drugs could also cause production issues or interruptions for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, public health epidemics, disruption in utility services, terrorist activities, or acts of god that are beyond our or our third-party manufacturers’ control. It is often the case that early-stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques, or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates.

In addition, FDA and comparable regulatory authorities in other jurisdictions may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, FDA or comparable regulatory authorities in other jurisdictions may prohibit the distribution of a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures and product recalls.

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

An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to traditional drugs. We and our third-party manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our genetic medicine product candidates, including assays to assess the titer and potency of our genetic medicine product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, or qualified, or validated depending on the nature of the assay and the stage of product candidate development, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations, we may need to delay or repeat certain manufacturing and development activities.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of our planned clinical trial or future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, and jeopardize our ability to commence sales and generate revenue.

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

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and nonclinical and clinical testing, and these third parties may not successfully perform their obligations to us.

We do not expect to independently conduct all aspects of our product manufacturing, protocol development, research and nonclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items. While we are currently building our own cGMP manufacturing facility, we cannot be sure when this facility will be available for cGMP manufacturing, if at all, and, even if it is available for cGMP manufacturing, that we will be able to manufacture commercial material. In addition, we currently rely, and expect to continue to rely, on a third party for the manufacture of our delivery device.

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study or trial protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plans and trial protocols. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our product candidates. The third parties with whom we contract might not be diligent, careful, or timely in conducting our nonclinical studies or clinical trials, resulting in the nonclinical studies or clinical trials being delayed or unsuccessful.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our studies or trials in accordance with regulatory requirements or our stated study plans and trial protocols, we will not be able to complete, or may be delayed in completing, the nonclinical studies and clinical trials required to support IND submissions and future approval of our product candidates.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production.

We and our third-party manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing third-party manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our third-party manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to FDA’s good laboratory practices, or GLP, and cGMP regulations enforced by FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party manufacturers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition, results of operations, and prospects may be materially harmed.

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

We and our CROs will be required to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. FDA enforces these GCPs through periodic inspections of sponsors, principal investigators, and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of participants to evaluate the safety and effectiveness of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. Such obligations may require us to pass certain obligations on to our CROs or other third parties with whom we do business, including transferal of personal information or individually identifiable health information.

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the conditions for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

While many companies focus on gene therapies targeting blood, eye, muscle, and neurologic disorders, we are aware of certain companies with active development programs in the hearing space. Decibel Therapeutics, Inc., or Decibel, is focused on hearing and balance disorders. Decibel’s lead therapeutic candidate is being investigated for the prevention of ototoxicity associated with cisplatin chemotherapy. Decibel has announced a potential gene therapy for OTOF congenital deafness, DB-OTO, and has projected that it will file an IND or clinical trial application, or CTA, in 2022 and, subject to the acceptance of an IND or CTA, that it expects to initiate a Phase 1/2 clinical trial in 2022. Decibel is also pursuing additional preclinical gene therapy programs, AAV.103 and AAV.104, targeting hearing loss resulting from other monogenic forms of hearing loss. AAV.103 is a preclinical gene therapy program for hearing loss caused by a mutation in the GJB2 gene and Decibel expects to identify a product candidate for AAV.103 in 2022.

Decibel anticipates announcing a target for its AAV.104 program in 2021. Decibel has also announced that it is co-developing DB-OTO, AAV.103, and AAV.104 with Regeneron Pharmaceuticals, Inc., and that it retains worldwide commercial rights. In addition to pursuing gene therapies for monogenic forms of hearing loss, Decibel is also pursuing gene therapies for hair cell regeneration within the inner ear. Decibel has stated its plans to nominate a development candidate for DB-ATO in 2021 and announce a target for a cochlear hair cell regeneration program in 2022.

Frequency Therapeutics, Inc., or Frequency, is developing small molecule therapeutics to selectively activate progenitor cells. Frequency’s lead program is focused on regenerating hair cells through activation of progenitor cells for sensorineural hearing loss and is currently in Phase 2 trials. In 2019, Frequency announced a partnership with Astellas Pharma Inc., or Astellas, under which Astellas agreed to oversee development and commercialization of its lead program worldwide, except the United States, where Frequency will assume those responsibilities.

Otonomy, Inc. and Applied Genetic Technologies Corporation have entered into a strategic collaboration to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in individuals with sensorineural hearing loss caused by a mutation in the GJB2 gene. This program is in preclinical development.

Sensorion SA, or Sensorion, is focused on developing potential therapies for inner ear disorders. Sensorion has announced a collaboration with Institut Pasteur in gene therapy programs targeting hearing loss. Sensorion has three preclinical gene therapy programs targeting Usher Syndrome Type I, OTOF deficiency, and GJB2 deficiency.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Furthermore, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

Even if any product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, patient advocacy groups, third-party payors, and others in the medical community necessary for commercial success.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing, and distribution agreements with third parties, we may not be successful in commercializing our product candidates if and when they are approved.

We currently have no sales, marketing or commercial product distribution capabilities and have no experience in commercializing products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales, marketing and distribution organization, either ourselves or through collaborations or other arrangements with third parties.

In the future, we expect to build a sales and marketing infrastructure to market some of our product candidates in the United States and the European Union. There are costs and risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. We must also compete with other biotechnology and biopharmaceutical companies to recruit, hire, train, and retain marketing and sales personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train, and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs, and other support personnel;
●	the inability of sales personnel to educate adequate numbers of physicians on the benefits of any future products;
●	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;

●	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
●	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	unforeseen issues impacting supply, distribution, sales, and marketing.

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

The patent prosecution process is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers in the genetic medicine field has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any patents to prevent others from using such technology for, and developing and marketing competing products to treat, certain indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications are, or may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

In addition, license agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, some of our in-licensed patents and patent applications are, and may in the future be, subject to third-party interests such as co-ownership or licenses. For example, a patent application directed to certain compositions and methods for several of our product candidates is co-owned by MEE and The Children’s Medical Center Corporation, or BCH. At present, we have an exclusive license to MEE’s ownership interest, however, we do not have a license to BCH’s ownership interest. If we are unable to obtain an exclusive license to such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could potentially market competing products and technology if our exclusive licenses from MEE and Lonza for the AAV ancestral technology terminate or expire. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Additionally, we do not have complete control in the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to our intellectual property licenses with MEE and Lonza, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. It is possible that our licensors’ enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves or may not be conducted in accordance with our best interests. We cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. Any of these events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

As of December 31, 2020, we have registered trademarks with the USPTO for the mark “Akouos” and, the Akouos logo. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our pipeline, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, sponsored research agreements, collaborative research agreements, consulting agreements, or other similar agreements with our collaborators, advisors, employees, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations, and prospects.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any product candidates we develop. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, product candidates we develop, and our ability to generate revenue will be materially impaired.

Any product candidates we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by FDA and other regulatory authorities in the United States, and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information, including manufacturing information, to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, and potency. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and outside the United States, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Moreover, even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval.

Further, disruptions at FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, including FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities. Certain of these orders were revoked by President Biden on January 20, 2021, and it remains to be seen how the current administration will address regulatory reform.

Accordingly, if we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates we develop from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell any product candidates we develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union on December 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction.

Since the regulatory framework for pharmaceutical products in the United Kingdom, covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the European Union for any product candidates, which could significantly and materially harm our business.

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

FDA decides whether individual genetic medicine protocols may proceed and it can put an IND on a clinical hold. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of our product candidates. Similarly, EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.

In addition, ethical, social, and legal concerns about genetic medicine, genetic testing and genetic research could result in additional regulations or prohibiting the processes we may use. Federal and state agencies, congressional committees, and foreign governments have expressed their intentions to further regulate biotechnology. More restrictive regulations or claims that our product candidates are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

As we advance our product candidates through clinical development, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates, or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact public perception of our future product candidates.

Our potential therapeutic products involve introducing genetic material into patients’ cells. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of gene therapy and gene regulation for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene regulation are unsafe, unethical or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

We may seek a rare pediatric disease designation for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. For the purposes of this program, a “rare pediatric disease” is a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) rare disease or conditions within the meaning of the Orphan Drug Act. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

FDA may determine that a BLA for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was further extended. Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. If we do not obtain approval of a BLA for a product candidate with this designation by these dates, and if the Priority Review Voucher Program is not further extended by congressional action, we would not receive a Priority Review Voucher.

Expedited review programs may not lead to a faster development or regulatory review or approval process and do not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply to FDA for fast track designation. For fast track products, sponsors may have greater interactions with FDA, and FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective.

In addition, an applicant may seek designation of its product as a breakthrough therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of participants placed in ineffective control regimens.

Further, if FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for FDA to review an application is six months, rather than the standard review period of ten months.

An applicant may also seek designation of its product candidate as a regenerative medicine advanced therapy if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative medicine advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

We may seek these and other designations for our product candidates. FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, FDA may decide not to grant it. Moreover, a fast track or breakthrough therapy designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent FDA or EMA from approving other competing products.

Under the Orphan Drug Act, FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and FDA issued recent draft guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, FDA can subsequently approve the same product for the same condition if FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

In 2017, the Congress passed FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017 but have not yet been approved or licensed by FDA. We do not know if, when, or how FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

AK-OTOF and our other product candidates will be a biologic-device combination involving a novel delivery approach, which may result in additional regulatory and other risks.

We are developing AK-OTOF and our other product candidates as a biologic-device combination for administration directly to the cochlea, or the organ in the inner ear responsible for hearing, using our delivery approach. There are currently no approved fluids, drugs, or biologics that are delivered directly into the cochlea and, as such, no delivery device is available to facilitate this route of delivery. We may experience delays in obtaining regulatory approval of AK-OTOF and our other product candidates given the increased complexity of the review process when approval of a biologic and a delivery device is sought under a single marketing application. The delivery will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. AK-OTOF may be regulated as a biologic-device combination product, which requires coordination within FDA for review of the product candidate’s device and biologic components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application may be sufficient for the approval of a combination product, FDA may determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring our combination product to market. Although FDA has systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidate due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product. Furthermore, we may elect to pursue the de novo pathway for our delivery device within the Center for Devices and Radiological Heath of FDA. The decision to seek a de novo pathway may cause us to experience regulatory delays that could adversely impact our development timelines.

Even if we, or any collaborators we may have, obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such medicine, will be subject to continual requirements of and review by FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. For genetic medicines that use AAV vectors as a delivery system, FDA typically advises that individuals receiving AAV vectors undergo follow-up observations for potential adverse events for up to a five-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process.

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

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their third-party manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects.

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

FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown problems with our medicines, third-party manufacturers, or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

Additionally, if any of our product candidates receives marketing approval, FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
●	the federal false claims laws, including the federal False Claims Act which can be enforced through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
●	HIPAA, as further amended by HITECH, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses, and certain healthcare providers as well as their respective business associates that perform services for them that involve the use or disclosure of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
●	the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and state and local laws that require drug manufacturers to register pharmaceutical sales representatives.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

If we are required by FDA to obtain approval of a companion diagnostic in connection with approval of a candidate therapeutic product, and if we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. For example, it is possible FDA might require a companion diagnostic in the event that high pre-existing neutralizing antibody levels impede delivery to the intracochlear space, although we have not observed this in our nonclinical studies in non-human primates. Under the FDCA, companion diagnostics are regulated as medical devices and FDA has generally required companion diagnostics intended to select the patients who will respond to a product candidate to obtain premarket approval, or a PMA.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by FDA, involves a rigorous premarket review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA approval is not guaranteed and may take considerable time, and FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

In addition, the European Union has adopted numerous directives and standards regulating, among other things, the design, manufacture, clinical trials, labeling, approval, and adverse event reporting for medical devices. In the European Union, medical devices must comply with the Essential Requirements in Annex I to the currently applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA. The legal framework currently applicable for medical devices in the European Union will soon be amended by Medical Devices Regulation (Regulation (EU) 2017/745) adopted in 2017, which repeals and replaces the EU Medical Devices Directive. It is scheduled to become applicable on May 26, 2021. At the same time, the In Vitro Diagnostic Regulation (IVDR) (EU) 2017/746, which entered into force on May 25, 2017, marking the start of a five-year transition period for manufacturers and economic operators, will replace the EU In Vitro Diagnostics Directive (IVDD) 98/79/EC in May 2022. To the extent that we may seek approval of a diagnostic device for use in the EEA, we will have to comply with these new requirements. If we fail to do so, our ability to generate revenues and commercialize our product candidates may be materially harmed.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the EEA in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). In March 2020, the California State Attorney General proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General commenced enforcement actions against violators beginning July 1, 2020. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition, or results of operations.

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

We are also subject to other laws and regulations governing our international operations, including applicable export control laws, economic sanctions on countries and persons, and customs requirements. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs. For example, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States and the UK Bribery Act 2010. Violation of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants, and partners, and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing, and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.

Risks Related to Employee Matters, Managing Growth, and General Business Operations

Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on the research and development, clinical, financial, operational, and other business expertise of our executive officers, as well as the other principal members of our management, scientific, manufacturing, and clinical teams. Although we have entered into employment offer letters with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal, and sales and marketing personnel will also be critical to our success.

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

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

We depend on our employees, consultants, third-party manufacturers, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemic, hurricanes, fire, floods, and ice and snowstorms, could result in significant disruptions to our research and development, nonclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our third-party manufacturers, our CROs, regulatory agencies, or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

Our internal computer systems, or those used by our CROs, third-party manufacturers, or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our CROs, third-party manufacturers, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, or attacks by nation states, hackers or cyber criminals or breaches due to employee error, malfeasance or other disruptions, such as business email compromises, phishing and other cyber-related fraud. While we continuously seek to improve the security attributes of our information technology infrastructure, we cannot eliminate risk or ensure that we will not be harmed by cyberattacks, which could result in a material disruption of our development programs and our business operations. For example, the loss of our nonclinical data and clinical trial data from nonclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates and expect to rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. Any significant security incidents could harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

Our shares began trading on the Nasdaq Global Select Market on June 26, 2020. Prior to June 26, 2020, there was no public market for our common stock and we cannot be certain an active trading market for our shares will continue to develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or at all.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price paid for their shares. The market price for our common stock may be influenced by many factors, including:

●	results of or developments in nonclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;
●	timing of the results of our nonclinical studies and clinical trials or those of our competitors;
●	our success in commercializing any product candidates, if and when approved;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other intellectual property or proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our product candidates;
●	the results of our efforts to discover, develop, acquire, or in-license products, product candidates, technologies, or data referencing rights, the costs of commercializing any such products, and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	variations in our financial results or the financial results of companies that are perceived to be similar to us;
●	sales of common stock by us, our executive officers, directors, or principal stockholders, or others;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biopharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and

●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors, and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of February 28, 2021, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 32.76% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities, and could use the funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

Moreover, holders of a substantial number of shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an EGC or a smaller reporting company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, and will make some activities more time-consuming and costly compared to when we were a private company.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

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

Changes in tax laws may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses),the limitation of the deduction for net operating losses, or NOLs, arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020, and COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the Tax Act, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act, the CARES Act, or the CAA.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2020, we had federal NOL carryforwards of $71.7 million, which may be available to offset future taxable income, of which $0.4 million begin to expire in 2036, while the remaining $71.3 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, we had state NOL carryforwards of $71.3 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire unused or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility containing our research and development, laboratory, and office space, which consists of approximately 37,500 square feet located at 645 Summer Street, Boston, MA. Our lease expires on February 28, 2028.

On January 29, 2021, we entered into an amendment to the property lease agreement for our Boston, MA office and laboratory space. The amendment expands the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extends the term of the 2018 lease for a new ten-year term.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The Nasdaq Global Select Market under the symbol “AKUS” and has been publicly traded since June 26, 2020. Prior to that time, there was no public market for our common stock.

Holders of record

As of February 28, 2021, there were approximately 58 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Unregistered Sales of Equity Securities

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

The following share numbers have been adjusted, as appropriate, to reflect the one-for-21.073 reverse stock split of our common stock that became effective on June 18, 2020, which also resulted in a proportional adjustment to the ratios at which our outstanding shares of preferred stock converted into common stock. Our shares of preferred stock converted into shares of common stock upon the closing of our initial public offering, or IPO, on June 30, 2020, at the as-adjusted conversion ratios.

Issuances of Preferred Stock

On February 27, 2020, we issued and sold 221,399,223 shares of our Series B preferred stock to 33 investors at a price per share of $0.47455 in cash, for an aggregate purchase price of $105,065,001. In June 2020, in connection with the closing of our IPO, all of our outstanding shares of preferred stock were converted into an aggregate of 18,969,672 shares of common stock. The conversion of preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

No underwriters were involved in the foregoing issuances of securities. The securities described in Item 5 of this Annual Report on Form 10-K were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and, in certain cases, Regulation D thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Stock Option Grants and Exercises

Between January 1, 2020 and June 25, 2020, we granted options to purchase an aggregate of 1,639,137 shares of common stock, with exercise prices ranging from $3.16 to $7.38 per share, to our employees, directors, advisors and consultants pursuant to our 2016 Stock Plan.

No underwriters were involved in the foregoing issuances of securities. The stock options and the shares of common stock issued upon the exercise of the options were issued pursuant to written compensatory plans or arrangements with our employees, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. On June 30, 2020, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options.

Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from IPO of Common Stock

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

As of December 31, 2020, we had not used any of the net proceeds from the IPO. We have invested the unused net proceeds from the offering in money market accounts and U.S. Treasury notes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a precision genetic medicine company dedicated to our mission of developing gene therapies with the potential to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. We have built a precision genetic medicine platform that incorporates a proprietary vector library consisting of variants of a small virus commonly used in gene therapy, known as adeno-associated virus, or AAV, and a novel delivery approach. We are executing on our core strategic initiatives, which include the advancement of our lead product candidate, AK-OTOF; expansion of our pipeline to include programs focused on monogenic and inner ear conditions of complex etiology, such as AK-antiVEGF for vestibular schwannoma; and development of internal manufacturing capabilities and, ultimately, a commercial infrastructure. Our aim is to leverage our capabilities to become a fully integrated biotechnology company. We believe our platform and our team together provide a unique advantage to efficiently develop potential genetic medicines for a variety of inner ear conditions.

Since our inception, we have focused substantially all of our resources on organizing and staffing our company, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, and undertaking nonclinical studies. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and, most recently, with proceeds from our initial public offering, or IPO. On June 30, 2020, we completed an IPO of our common stock and issued and sold 14,375,000 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $223.8 million after deducting underwriting discounts and commissions and offering expenses. Upon completion of the IPO, all shares of outstanding convertible preferred stock automatically converted into 18,969,672 shares of common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $48.6 million and $25.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $81.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

●	submit an investigational new drug application, or IND, and initiate a planned Phase 1/2 clinical trial of our lead product candidate, AK-OTOF, for the treatment of otoferlin gene (OTOF)-mediated hearing loss;
●	the progress, costs, and results of our IND enabling studies to support our planned IND submission for AK-antiVEGF, and any future clinical development of AK-antiVEGF;
●	continue our current research programs and our nonclinical development of product candidates from our current research programs;
●	advance additional product candidates into nonclinical and clinical development;

●	build a current good manufacturing practice manufacturing facility;
●	expand the capabilities of our genetic medicine platform;
●	expand our facilities;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure; scale up manufacturing capabilities; and commercialize any products for which we may obtain marketing approval;
●	expand, maintain, and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, and other scientific personnel; and
●	add operational, legal, compliance, financial, and management information systems personnel, including personnel to support our research, product development, and future commercialization efforts and support our operations as a public company.

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

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, may affect our ability to initiate and complete nonclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business, results of operations, and financial condition. In addition, the pandemic has adversely impacted economies worldwide and could impact the financial markets, both of which could result in adverse effects on our business and operations and our ability to raise additional funds to support our operations.

To date, we have experienced a business disruption at our third-party manufacturer, specifically manufacturing delays, including delays related to the COVID-19 pandemic. We are continuing to monitor the impact of the COVID-19 pandemic on our business and financial statements. We have not incurred impairment losses in the carrying values of our assets as a result of the pandemic. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding work-from-home practices for non-essential employees as well as return-to-work policies and procedures. As a result, we have modified our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all non-essential travel. In May 2020, when Massachusetts began implementation of its staged reopening plan, we commenced implementation of a comprehensive and staged return to work plan, in accordance with guidance from, and requirements by, federal and state authorities. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:

●	employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees engaged in research and development functions;
●	expenses incurred in connection with the preclinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors, and CROs;
●	the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our research and nonclinical studies, including under agreements with third parties, such as consultants, contractors, and third-party manufacturers;
●	laboratory supplies and research materials;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

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

Our direct external research and development expenses are tracked on a program-by-program basis, including our early-stage programs, and consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, third-party manufacturers, and CROs in connection with our research, nonclinical, and manufacturing activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform and, as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. In particular, we expect that the research and development expenses of our AK-OTOF and AK-antiVEGF programs will increase substantially in the near term. These substantial increases in expenses relate to plans to submit an IND for AK-OTOF for OTOF-mediated hearing loss to the U.S. Food and Drug Administration, or FDA, in the first half of 2022, initiate a planned Phase 1/2 clinical trial of AK-OTOF, and to submit an IND for AK-antiVEGF for vestibular schwannoma to FDA in 2022. We also expect that the research and development expenses of our AK-CLRN1 and GJB2 programs will increase in the near term as we initiate IND-enabling activities for those product candidates. At this time, we cannot accurately estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

●	the timing and progress of nonclinical studies, including IND-enabling studies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete clinical development of our product candidates;
●	the timing of filing and acceptance of INDs or comparable foreign applications that allow commencement of our planned clinical trial or future clinical trials for our product candidates;
●	the successful initiation, enrollment, and completion of clinical trials, including under current good clinical practices;
●	our ability to achieve positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to establish arrangements through our own facilities or with third-party manufacturers for clinical supply;
●	our ability to establish new licensing or collaboration arrangements;
●	the receipt and related terms of regulatory approvals from FDA and other applicable regulatory authorities;
●	our ability to establish and maintain patent, trademark, and trade secret protection or regulatory exclusivity for our product candidates;
●	our ability to procure intellectual property protection and regulatory exclusivity and enforce and defend our intellectual property rights and claims; and
●	our ability to maintain a continued acceptable safety, tolerability, and efficacy profile of our product candidates following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include; legal fees relating to intellectual property and corporate matters; professional fees paid for accounting, auditing, consulting, and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.

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

Other Income (Expense)

Change in Fair Value of Preferred Stock Tranche Liability

Our Series A preferred stock purchase agreement obligated the Series A investors to participate in a subsequent offering of Series A preferred stock upon the achievement of specified development milestones by us or upon the vote of at least 55% of the holders of the Series A preferred stock, which we refer to as the preferred stock tranche right. The preferred stock tranche right was classified as a liability and initially recorded at fair value upon the issuance date of the right. The liability was subsequently remeasured to fair value at each reporting date until settled, and changes in fair value of the preferred stock tranche liability were recognized as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. In September 2019, pursuant to a vote of the holders of Series A preferred stock, the preferred stock tranche right was exercised, upon which we issued additional shares of Series A preferred stock. Immediately prior to the issuance of such shares, the preferred stock tranche right was remeasured to fair value for the last time with the change in fair value recognized as a component of other income (expense). Upon the issuance of the additional shares of preferred stock in September 2019, the preferred stock tranche liability was settled. As a result, we no longer recognize changes in the fair value of the preferred stock tranche liability in our consolidated statements of operations and comprehensive loss.

Interest Income

Interest income consists of interest earned on our invested cash and marketable securities balances. We expect our interest income will increase as we invest the cash received from the sale of Series B preferred stock in February 2020 and the net proceeds received from our IPO in June 2020.

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

As of December 31, 2020, we had federal net operating loss carryforwards of $71.7 million, which may be available to offset future taxable income, of which $0.4 million begin to expire in 2036, while the remaining $71.3 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, we had state net operating loss carryforwards of $71.3 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $2.2 million and $0.8 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of years ended December 31, 2020 and 2019

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$34,297	$20,473	$13,824
General and administrative	14,583	3,410	11,173
Total operating expenses	48,880	23,883	24,997
Loss from operations	(48,880)	(23,883)	(24,997)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(2,260)	2,260
Interest income	567	413	154
Other income (expense), net	(287)	(11)	(276)
Total other income (expense), net	280	(1,858)	2,138
Net loss	$(48,600)	$(25,741)	$(22,859)

Research and Development Expenses

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)
Direct research and development expenses by program:
AK‑OTOF	$9,736	$5,771	$3,965
Other early‑stage programs	2,410	1,736	674
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	1,717	2,085	(368)
Personnel related (including stock‑based compensation)	12,988	6,876	6,112
Facility related and other	7,446	4,005	3,441
Total research and development expenses	$34,297	$20,473	$13,824

Research and development expenses were $34.3 million for the year ended December 31, 2020, compared to $20.5 million for the year ended December 31, 2019. The increase of $4.0 million in direct costs related to our AK-OTOF program was primarily due to $2.9 million of external research costs incurred for nonclinical toxicology studies and $1.0 million of increased manufacturing costs. The increase of $0.7 million in research and development expenses for our other early-stage programs was primarily due to advancement of research in our existing early-stage programs.

The decrease of $0.4 million in platform-related external costs was primarily due to decreases in spending related to the development of The Sing Registry. The increase of $6.1 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $1.5 million for the year ended December 31, 2020 and $0.1 million for the year ended December 31, 2019. The increase of $3.4 million in facility-related and other expenses was primarily due to an increase in facility costs and laboratory costs, and our expanded discovery efforts.

General and Administrative Expenses

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)
Personnel related (including stock‑based compensation)	$8,925	$2,458	$6,467
Professional and consultant fees	3,518	556	2,962
Facility related and other	2,140	396	1,744
Total general and administrative expenses	$14,583	$3,410	$11,173

General and administrative expenses for the year ended December 31, 2020 were $14.6 million, compared to $3.4 million for the year ended December 31, 2019. Personnel-related costs increased by $6.5 million primarily as a result of the increase in headcount in our general and administrative function, as well as one-time charges of $1.3 million and $0.3 million related to separation costs of former employees. Personnel-related costs included stock-based compensation expense of $3.0 million for the year ended December 31, 2020 and $0.1 million for the year ended December 31, 2019. Professional and consultant fees increased by $3.0 million primarily due to increased patent activities and increases in accounting, audit, and legal fees incurred as we began operating as a public company, as well as an increase in director and officer insurance premiums. The increase in facility-related and other expenses of $1.7 million was primarily due to an increase in facility costs related to our corporate headquarters.

Other Income (Expense)

Change in Fair Value of Preferred Stock Tranche Liability. The change in the fair value of the preferred stock tranche liability resulted in other expense of $2.3 million during the year ended December 31, 2019. The change in the fair value of the preferred stock tranche liability during 2019 was primarily due to an increase in the fair value of the underlying preferred stock during the year. Upon the issuance of the additional shares of preferred stock subject to the preferred stock tranche right in September 2019, the preferred stock tranche liability was settled. As a result, there was no preferred stock tranche right outstanding during the year ended December 31, 2020.

Interest Income. Interest income for the years ended December 31, 2020 and 2019 was $0.6 million and $0.4 million, respectively, consisting of interest earned on invested cash balances.

Other Income (Expense), Net. Interest expense for the years ended December 31, 2020 and 2019 was $0.3 million and less than $0.1 million, respectively, and was related to our finance lease liabilities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and through proceeds from our IPO. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $308.0 million.

On June 30, 2020 we completed our IPO and issued and sold 14,375,000 shares of our common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Cash used in operating activities	$(40,767)	$(19,510)
Cash used in investing activities	(243,879)	(3,440)
Cash provided by financing activities	328,500	25,005
Net increase in cash, cash equivalents and restricted cash	$43,854	$2,055

Operating Activities

During the year ended December 31, 2020, operating activities used $40.8 million of cash, primarily resulting from our net loss of $48.6 million, partially offset by non-cash charges of $7.0 million and net cash provided by changes in our operating assets and liabilities of $0.9 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $3.3 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $1.6 million decrease in prepaid expenses and other current assets and a $0.6 million decrease in operating lease liabilities.

During the year ended December 31, 2019, operating activities used $19.5 million of cash, primarily resulting from our net loss of $25.7 million, partially offset by non-cash charges of $3.1 million and net cash provided by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $3.3 million increase in accrued expenses and other current liabilities and a $0.7 million increase in operating lease liabilities, both partially offset by a $0.7 million decrease in prepaid expenses and other current assets and a $0.1 million decrease in accounts payable.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs, increases in payroll related accruals, and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $243.9 million, related to purchases of property and equipment of $4.5 million, purchases of marketable securities of $268.8 million, and partially offset by maturities of marketable securities of $29.5 million.

During the year ended December 31, 2019, net cash used in investing activities was $3.4 million, due to purchases of property and equipment. The purchases of property and equipment during the year ended December 31, 2019 were related to leasehold improvements and furniture and fixture purchases for our new corporate headquarters, which we moved into in 2019.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $328.5 million, consisting of net proceeds from the issuance of our Series B preferred stock of $104.8 million in February 2020 and of net proceeds from our IPO in June 2020 of $227.3 million, partially offset by initial public offering costs of $3.4 million.

During the year ended December 31, 2019, net cash provided by financing activities was $25.0 million, consisting primarily of net proceeds from the issuance of our Series A preferred stock.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the nonclinical activities and studies and initiate clinical trials for our product candidates in development. The timing and amount of our funding requirements will depend on many factors, including:

●	the progress, costs, and results of our planned Phase 1/2 clinical trial of AK-OTOF and any future clinical development of AK-OTOF;
●	the progress, costs, and results of our IND-enabling studies to support our planned IND submission for AK-antiVEGF, and any future clinical development of AK-antiVEGF
●	the scope, progress, costs, and results of preclinical and clinical development for our other product candidates and development programs;
●	the number and development requirements of other product candidates that we pursue;
●	the costs, timing, and outcome of regulatory review of our product candidates;
●	the cost and timing of completion of clinical and commercial-scale manufacturing activities;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval, which in turn depends on the sales price and the availability of coverage and adequate third-party reimbursement;
●	the costs of operating as a public company;
●	the costs to retain and attract our personnel;
●	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the extent to which we may acquire or in-license other product candidates and technologies; and
●	the severity, duration, and impact of the COVID-19 pandemic, which may adversely impact our business, including our planned Phase 1/2 clinical trials and manufacturing activities for AK-OTOF and AK-antiVEGF, and planned development activities for other product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
		Less Than 1	1 to 3	4 to 5	More Than
	Total	Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments(1)	$18,669	$2,380	$7,593	$5,449	$3,247
Finance lease commitments(2)	189	189	—	—	—
Total	$18,858	$2,569	$7,593	$5,449	$3,247

(1)	Amounts in the table reflect payments due for our lease of office and laboratory space in Boston, Massachusetts under an operating lease agreement that expires in February 2028. Subsequently, the Company has entered into an amendment to the property lease agreement for its office and laboratory space located at 645 Summer Street in Boston, Massachusetts.
(2)	Amounts in the table reflect payments due for our lease of laboratory equipment under a finance lease agreement that expires in September 2021.

We enter into contracts in the normal course of business with CROs, third-party manufacturers, and other third parties for nonclinical research studies and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

We have also entered into license agreements under which we are obligated to make specified milestone and royalty payments. We have not included future payments under these agreements in the table of contractual obligations above since the payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

●	vendors in connection with discovery and preclinical development activities;
●	CROs in connection with nonclinical studies and testing; and
●	third-party manufacturers in connection with the process development and scale up activities and the production of materials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development, and manufacturing activities; invoicing to date under contracts; communication from the CROs, third-party manufacturers, and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

We utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates, to value the preferred stock tranche liability prior to its settlement. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying Series A preferred stock, the expected term of the preferred stock tranche right, risk-free interest rate, expected dividend yield, and expected volatility of the price of the underlying preferred stock. The most significant assumptions in the Black-Scholes option-pricing model impacting the fair value of the preferred stock tranche right were the fair value of the Series A preferred stock as of each remeasurement date and the estimated remaining term of the tranche right as of each remeasurement date. We determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of our preferred stock as well as additional factors that we deemed relevant. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. As of September 25, 2019, the final measurement date of the preferred stock tranche right, the fair value of our Series A preferred stock was $0.41 per share. We historically have been a private company and lack company-specific historical and implied volatility information of our stock. Therefore, we estimated our expected stock volatility based on the historical volatility of a representative group of public companies in the biopharmaceutical industry for the expected terms. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the preferred stock tranche right. We estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid or declared dividends.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akouos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akouos, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 29, 2021

We have served as the Company’s auditor since 2019.

AKOUOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$68,932	$25,078
Marketable securities	239,078	—
Prepaid expenses and other current assets	2,626	1,061
Total current assets	310,636	26,139
Property and equipment, net	15,388	11,492
Operating lease right‑of‑use assets	5,964	6,214
Restricted cash	1,317	1,317
Other assets	45	—
Total assets	$333,350	$45,162
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$895	$339
Accrued expenses and other current liabilities	8,699	4,962
Operating lease liabilities	1,115	641
Total current liabilities	10,709	5,942
Operating lease liabilities, net of current portion	12,027	13,143
Other long‑term liabilities	—	188
Total liabilities	22,736	19,273
Commitments and contingencies (See Note 13)
Convertible preferred stock (Series Seed, Seed 1, A, and B), $0.0001 par value; no shares authorized at December 31, 2020 and 178,349,005 shares authorized at December 31, 2019; no shares issued and outstanding at December 31, 2020 and 178,349,005 shares issued and outstanding at December 31, 2019	—	58,690
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2020 and no shares authorized at December 31, 2019; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2020 and 235,000,000 shares authorized at December 31, 2019; 34,383,719 shares issued and outstanding at December 31, 2020 and 997,165 shares issued and outstanding at December 31, 2019	3	—
Additional paid‑in capital	392,322	323
Accumulated other comprehensive income	13	—
Accumulated deficit	(81,724)	(33,124)
Total stockholders’ equity (deficit)	310,614	(32,801)
Total liabilities, convertible preferred stock and stockholders’ equity	$333,350	$45,162

The accompanying notes are an integral part of these consolidated financial statements.

AKOUOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019

Operating expenses:
Research and development	$34,297	$20,473
General and administrative	14,583	3,410
Total operating expenses	48,880	23,883
Loss from operations	(48,880)	(23,883)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(2,260)
Interest income	567	413
Other income (expense), net	(287)	(11)
Total other income (expense), net	280	(1,858)
Net loss	$(48,600)	$(25,741)
Net loss per share attributable to common stockholders, basic and diluted	$(2.77)	$(42.49)
Weighted‑average common shares outstanding, basic and diluted	17,550,847	605,824
Other comprehensive income:
Unrealized gain on marketable securities	13	—
Total other comprehensive income	13	—
Total comprehensive loss	$(48,587)	$(25,741)

The accompanying notes are an integral part of these consolidated financial statements.

AKOUOS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2018	103,015,190	27,647	935,887	—	154	—	(7,383)	(7,229)
Issuance of common stock upon exercise of stock options	—	—	9,365	—	8	—	—	8
Issuance of restricted common stock upon early exercise of stock options	—	—	51,913	—	—	—	—	—
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	23	—	—	23
Stock‑based compensation expense	—	—	—	—	138	—	—	138
Issuance of Series A convertible preferred stock, net of issuance costs of $34	75,333,815	25,016	—	—	—	—	—	—
Reclassification of preferred stock tranche liability upon settlement	—	6,027	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(25,741)	(25,741)
Balances at December 31, 2019	178,349,005	58,690	997,165	—	323	—	(33,124)	(32,801)
Issuance of common stock upon exercise of stock options	—	—	41,882	—	66	—	—	66
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	79	—	—	79
Stock‑based compensation expense	—	—	—	—	4,495	—	—	4,495
Issuance of Series B convertible preferred stock, net of issuance costs of $228	221,399,223	104,837	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(399,748,228)	(163,527)	18,969,672	2	163,510	—	—	163,512
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	14,375,000	1	223,849	—	—	223,850
Net loss	—	—	—	—	—	—	(48,600)	(48,600)
Unrealized gain on marketable securities	—	—	—	—	—	13	—	13
Balances at December 31, 2020	—	$—	34,383,719	$3	$392,322	$13	$(81,724)	$310,614

The accompanying notes are an integral part of these consolidated financial statements.

AKOUOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(48,600)	$(25,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,925	361
Net amortization of premiums and accretion of discounts on marketable securities	281	—
Amortization of operating lease right-of-use assets	250	336
Change in fair value of preferred stock tranche liability	—	2,260
Stock‑based compensation expense	4,495	138
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,565)	(742)
Accounts payable	583	(76)
Other assets	(45)	—
Operating lease liabilities	(642)	671
Accrued expenses and other current liabilities	2,739	3,283
Other long-term liabilities	(188)	—
Net cash used in operating activities	(40,767)	(19,510)
Cash flows from investing activities:
Purchases of property and equipment	(4,533)	(3,440)
Purchases of marketable securities	(268,846)	—
Maturities of marketable securities	29,500	—
Net cash used in investing activities	(243,879)	(3,440)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	104,837	25,016
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	227,269	—
Payments of finance lease obligations	(253)	(99)
Proceeds from exercise of stock options and sale of restricted common stock	66	88
Payments of initial public offering costs	(3,419)	—
Net cash provided by financing activities	328,500	25,005
Net increase in cash, cash equivalents and restricted cash	43,854	2,055
Cash, cash equivalents and restricted cash at beginning of period	26,395	24,340
Cash, cash equivalents and restricted cash at end of period	$70,249	$26,395
Supplemental cash flow information:
Cash paid for interest	$6	$10
Supplemental disclosure of non‑cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,071	$783
Settlement of preferred stock tranche liability	$—	$6,027
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$6,550
Leasehold improvements paid by lessor	$—	$6,563
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$68,932	$25,078
Restricted cash	1,317	1,317
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$70,249	$26,395

The accompanying notes are an integral part of these consolidated financial statements.

AKOUOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Akouos, Inc., together with its consolidated subsidiary (the “Company” or “Akouos”), is a precision genetic medicine company dedicated to its mission of developing gene therapies with the potential to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. The Company was formed as a limited liability corporation under the laws of the Commonwealth of Massachusetts in March 2016 under the name Akouos, LLC and converted into a corporation under the laws of the State of Delaware in November 2016 under the name Akouos, Inc.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the impact of the COVID-19 pandemic, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

On June 18, 2020, the Company effected a one-for-21.073 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2020, the Company had an accumulated deficit of $81.7 million.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the pandemic. The pandemic and government measures taken in response have had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The Company has experienced manufacturing delays at its third-party manufacturer, including delays related to the COVID-19 pandemic, and may experience additional delays in the future, which could further delay product development timelines. The future progression of the pandemic and its continued effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete nonclinical studies, delay the initiation of its planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. In particular, the Company and its third-party manufacturers and contract research organizations may face additional disruptions that may affect the Company’s ability to initiate and complete nonclinical studies, obtain nonclinical and clinical supplies, and initiate clinical trial sites. The pandemic may cause significant disruptions in the financial markets, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

As described above, to date, the Company has experienced a business disruption at its third-party manufacturer, including delays related to the COVID-19 pandemic. The Company is continuing to monitor the impact of the COVID-19 pandemic on its business and financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements. The extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Basis of Presentation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned, domestic subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains its cash, cash equivalents and marketable securities at one accredited financial institution. The Company’s cash equivalents as of December 31, 2020 consisted of U.S. government money market funds. Marketable securities as of December 31, 2020 consisted of U.S. Treasury notes with maturities of less than 12 months. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

In connection with the Company’s lease agreement entered into in December 2018 (see Note 12), the Company is required to maintain a letter of credit of $1.3 million for the benefit of the landlord. As of the years ended December 31, 2020 and 2019, this amount was classified as restricted cash (non-current) in the consolidated balance sheets.

The Company is required to maintain a separate cash balance of less than $0.1 million pledged as collateral for a credit card account. As of December 31, 2020 and 2019, this amount was classified as restricted cash (non-current) on the consolidated balance sheets.

Marketable Securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

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

Classification and Accretion of Convertible Preferred Stock

The Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) on the consolidated balance sheets because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The Series Seed convertible preferred stock (the “Series Seed preferred stock”), Series Seed 1 convertible preferred stock (the “Series Seed 1 preferred stock”), Series A convertible preferred stock (the “Series A preferred stock”), and Series B convertible preferred stock (the “Series B preferred stock,” and collectively with the Series Seed preferred stock, the Series Seed 1 preferred stock, and the Series A preferred stock, the “Preferred Stock”) of the Company were not redeemable, except in the event of a deemed liquidation. Because the occurrence of a deemed liquidation event was not currently probable, the carrying values of the convertible preferred stock were not being accreted to their redemption values. Subsequent adjustments to the carrying values to the convertible preferred stock would be made only when a deemed liquidation event becomes probable. Upon the closing of the Company’s initial public offering on June 30, 2020, all outstanding shares of convertible preferred stock automatically converted into 18,969,672 shares of common stock.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. Impairment is measured based on the excess of the carrying value of the related assets over the fair value of such assets. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020 and 2019.

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

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2020, comprehensive income (loss) included less than $0.1 million of unrealized gains on marketable securities. For the year ended December 31, 2019, there was no difference between net loss and comprehensive loss.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties on its consolidated balance sheets at December 31, 2020 and 2019.

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

The Company’s participating securities contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.

Leases

The Company determines if an arrangement is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.

The Company often enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The present value of future lease payments is determined by using the interest rate implicit in the lease if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company estimates its secured incremental borrowing rate for each lease based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

Certain of the Company’s leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,016	$—	$—	$68,016
Restricted cash:
Money market funds	1,292	—	—	1,292
Marketable securities:
U.S. Treasury notes	—	239,078	—	239,078
	$69,308	$239,078	$—	$308,386

	Fair Value Measurements at
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,281	$—	$—	$24,281
Restricted cash:
Money market funds	1,292	—	—	1,292
	$25,573	$—	$—	$25,573

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of December 31, 2020, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

As of December 31, 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$239,065	$16	$(3)	$239,078
	$239,065	$16	$(3)	$239,078

At December 31, 2020, all available-for-sale marketable securities have contractual maturities of less than one year. At December 31, 2019, the Company did not hold any marketable securities.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	2020	2019
Laboratory equipment	$4,576	$2,536
Furniture and fixtures	461	358
Leasehold improvements	8,915	8,915
Construction in progress	3,755	77
	17,707	11,886
Less: Accumulated depreciation and amortization	(2,319)	(394)
	$15,388	$11,492

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $1.9 million and $0.4 million, respectively.

As of December 31, 2020, the gross amount of assets under the finance leases was $0.5 million and the related accumulated amortization was $0.2 million. As of December 31, 2019, the gross amount of assets under finance leases was $0.5 million and the related accumulated amortization was $0.1 million.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2020	2019

Accrued external research, development, and manufacturing expenses	$2,442	$1,157
Accrued employee compensation and benefits	2,438	2,605
Accrued professional fees	1,175	67
Payments due for leasehold improvements	2,071	756
Other	573	377
	$8,699	$4,962

7. Convertible Preferred Stock

The Company has issued Series Seed preferred stock, Series Seed 1 preferred stock, Series A preferred stock, and Series B preferred stock. Upon the closing of the Company’s initial public offering on June 30, 2020, all outstanding shares of Preferred Stock automatically converted into 18,969,672 shares of common stock.

The Company’s Series A preferred stock purchase agreement obligated the Series A investors to participate in a subsequent offering of Series A preferred stock upon the achievement of specified development milestones by the Company or upon the vote of at least 55% of the holders of the Series A preferred stock. The Company determined that the preferred stock tranche right was required to be recorded as a liability because it was a freestanding instrument that would require the Company to transfer assets upon exercise of the right. The preferred stock tranche right met the definition of a freestanding financial instrument because it was legally detachable and separately exercisable from the Series A preferred stock. The preferred stock tranche right was recorded as a liability at its fair value of $4.8 million upon issuance, with a corresponding adjustment being recorded to reduce the carrying value of the Series A preferred stock. The estimated fair value of the preferred stock tranche right was determined using a Black-Scholes option-pricing model. The liability was subsequently remeasured to fair value at each reporting date until settled, and the changes in the fair value of the preferred stock tranche liability were recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss.

In September 2019, pursuant to a vote of the holders of Series A preferred stock, the preferred stock tranche right was exercised, upon which the Company issued and sold the additional 75,333,815 shares of Series A preferred stock that were subject to the tranche right at a price of $0.33252 per share for gross proceeds of $25.1 million. The Company incurred issuance costs in connection with this transaction of less than $0.1 million. Immediately prior to the issuance of such shares, the preferred stock tranche right was remeasured to fair value for the last time with the change in fair value recognized as a component of other income (expense). Upon the issuance of the additional shares of preferred stock in September 2019, the preferred stock tranche liability was settled, resulting in a reclassification of the $6.0 million fair value of the preferred stock tranche liability at that time to the carrying value of the Series A preferred stock.

In February 2020, the Company issued and sold 221,399,223 shares of Series B preferred stock, at a price of $0.47455 per share, for gross proceeds of $105.1 million. The Company incurred issuance costs in connection with this transaction of $0.2 million.

Upon issuance of each series of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion features existed on the issuance date of each series of Preferred Stock.

As of December 31, 2020, there were no shares of redeemable convertible preferred stock outstanding as a result of the conversion into common stock in connection with the Company’s initial public offering. As of December 31, 2019, Preferred Stock consisted of the following (in thousands, except share amounts):

	December 31, 2019
		Preferred Stock			Common Stock
	Preferred Stock	Issued and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Preference	Conversion
Series Seed preferred stock	25,622,520	25,622,520	$6,989	$7,100	1,215,893
Series Seed 1 preferred stock	2,058,855	2,058,855	570	485	97,701
Series A preferred stock	150,667,630	150,667,630	51,131	50,100	7,149,794
	178,349,005	178,349,005	$58,690	$57,685	8,463,388

The holders of Preferred Stock have the following rights and preferences:

Voting

Prior to the Company’s initial public offering, and except as otherwise provided by law or by the other provisions of the Company’s certificate of incorporation, the holders of Preferred Stock were entitled to vote, together with the holders of common stock, on matters submitted to stockholders for a vote. The holders of Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which the shares of Preferred Stock could convert on the record date for determination of stockholders entitled to vote.

In addition, the holders of Series A preferred stock, voting exclusively and as a separate class, were entitled to elect two directors of the Company, and the holders of Series B preferred stock, voting exclusively and as a separate class, were entitled to elect one director of the Company. The holders of Preferred Stock and common stock, voting together as a single class, were entitled to elect the remaining directors of the Company.

Conversion

Upon the closing of a qualified public offering of common stock, as defined in the Company’s certificate of incorporation, or approval of the holders of at least seventy-one percent (71%) of the shares of Preferred Stock then outstanding (voting together as a single class and not as separate series, and on an as-converted to common stock basis), all outstanding shares of redeemable convertible preferred stock would have automatically converted into common stock at the then-applicable conversion rate for such shares. At December 31, 2020, there were no redeemable convertible preferred shares outstanding as a result of the conversion into common shares at a 21.073-for-one conversion ratio, in connection with the initial public offering.

Dividends

The holders of Preferred Stock were entitled to receive non-cumulative dividends if and when declared by the Company’s board of directors at the applicable dividend rate of each series of Preferred Stock (subject to appropriate adjustment in the event of any stock split, stock dividend, combination, or other similar recapitalization with respect to such shares) per annum. Dividends on Preferred Stock were payable in preference and priority to any payment of any dividend on common stock. No dividends were declared or paid during the years ended December 31, 2020 or 2019.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company or deemed liquidation event, the holders of shares of Series A preferred stock and Series B preferred stock were entitled to receive, in preference to holders of the Series Seed preferred stock and Series Seed 1 preferred stock and common stockholders, an amount per share equal to the original issue price of the Series A preferred stock or Series B preferred stock, respectively, plus any dividends declared but unpaid on such shares. In the event that the assets available for distribution to the Company's stockholders were not sufficient to permit payment to the holders of Series A preferred stock and

Series B preferred stock in the full amount to which they were entitled, the assets available for distribution would have been distributed on a pro rata basis among the holders of the Series A preferred stock and Series B preferred stock. After the payment in full to the holders of Series A preferred stock and Series B preferred stock, the holders of shares of Series Seed preferred stock and Series Seed 1 preferred stock were entitled to receive, in preference to common stockholders, an amount per share equal to the original issue price of the Series Seed preferred stock and Series Seed 1 preferred stock, as applicable, plus any dividends declared but unpaid on such shares. In the event that the assets available for distribution to the Company's stockholders were not sufficient to permit payment to the holders of Series Seed preferred stock and Series Seed 1 preferred stock in the full amount to which they were entitled, the assets available for distribution would have been distributed on a pro rata basis among the holders of the Series Seed preferred stock and Series Seed 1 preferred stock.

After the payment of all preferential amounts to the holders of Preferred Stock, to the extent available, the remaining assets available for distribution were to be distributed among the holders of the Preferred Stock and common stock pro rata based on an as-converted basis; provided, that if the aggregate proceeds that the holders of any series of Preferred Stock would have been entitled to receive pursuant to the preceding provisions exceeds three times the original issue price of such series of Preferred Stock (the “Maximum Participation Amount”), then the holder of such series of Preferred Stock would have been entitled to receive the greater of the Maximum Participation Amount or the amount such holder would have received if the Preferred Stock had been converted to common stock immediately prior to such event.

8. Stockholders’ Equity

Common Stock

As of December 31, 2020 and 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 and 235,000,000 shares, respectively, of common stock $0.0001 par value per share.

On June 18, 2020, the Company effected a one-for-21.073 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split adjustment of the preferred stock conversion ratios.

On June 30, 2020, the Company completed its initial public offering of its common stock and issued and sold 14,375,000 shares of common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

Preferred Stock

As of December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2020, no shares of preferred stock were issued or outstanding.

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

As of December 31, 2019, the total number of shares of common stock that were issuable under the 2016 Plan was 1,508,669 shares, of which 363,350 shares remained available for future issuance as of December 31, 2019. During the year ended December 31, 2020, the Company increased the number of shares of common stock authorized for issuance under the 2016 plan from 1,508,669 to 3,722,685 shares. As of December 31, 2020, no shares remained available for future issuance under the 2016 Plan.

2020 Stock Plan

On May 28, 2020, the Company’s board of directors adopted, and on June 17, 2020 its stockholders approved, the 2020 Stock Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan is the sum of 4,294,594, plus the number of shares (up to 3,622,691 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Plan upon the effectiveness of the 2020 Plan and (ii) the number of shares of common stock subject to outstanding awards granted under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2020 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2030, equal to the lowest of (i) 2,728,610 shares, (ii) 4% of the number of shares of common stock outstanding on such date, and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan.

As of December 31, 2020, the total number of shares of common stock available for issuance under the 2020 Plan is 4,212,479 shares.

2020 Employee Stock Purchase Plan

On May 28, 2020, the Company’s board of directors adopted, and on June 17, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). A total of 360,651 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, equal to the lowest of (i) 640,630 shares, (ii) 1% of the number of shares of common stock outstanding on such date, and (iii) an amount determined by the Company’s board of directors.

As of December 31, 2020, the total number of shares of common stock for issuance under the 2020 Employee Stock Purchase Plan is 360,651.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year Ended
	December 31,
	2020	2019

Risk‑free interest rate	0.51%	1.61%
Expected volatility	89.4%	86.1%
Expected dividend yield	—	—
Expected term (in years)	6.0	6.0

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	961,751	$1.69	9.5	$524
Granted	2,812,584	12.44
Exercised	(41,882)	1.58
Forfeited	(57,766)	3.32
Outstanding as of December 31, 2020	3,674,687	$9.92	9.1	$38,170
Vested and expected to vest as of December 31, 2020	3,674,687	$9.92	9.1	$38,170
Options exercisable as of December 31, 2020	588,000	$4.94	8.7	$8,797

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $0.8 million and less than $0.1 million, respectively.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $9.93 per share and $1.57 per share, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2019	102,896
Vested	(55,165)
Unvested restricted common stock as of December 31, 2020	47,731

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of December 31, 2020 and 2019, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million and $0.1 million, respectively.

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

Proceeds from the issuance and sale of restricted common stock are recorded as a liability within accrued expenses and other current liabilities on the consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. Shares of restricted common stock granted or sold to employees and directors are not deemed, for accounting purposes, to be outstanding until those shares have vested.

The Company did not grant or sell restricted common stock awards during 2020 or 2019. As of December 31, 2020 and December 31, 2019, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million at each date.

The following table summarizes the Company’s restricted common stock award activity for the year ended December 31, 2020:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2019	209,742	$0.0443
Vested	(115,834)	0.0427
Unvested restricted common stock as of December 31, 2020	93,908	$0.0529

The total fair value of restricted common stock vested during the years ended December 31, 2020 and 2019 was less than $0.1 million and $0.2 milliofn, respectively.

Stock-Based Compensation

The Company records compensation cost for all share-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	December 31,
	2020	2019

Research and development expenses	$1,486	$76
General and administrative expenses	3,009	62
	$4,495	$138

In connection with the termination of an employee in July 2020, the Company accelerated the vesting of 1,541 shares of restricted stock and 60,948 unvested options, of which 22,684 shares were held by such employee. The modification of these awards resulted in the recognition of $1.1 million of stock-based compensation expense during the year ended December 31, 2020, which was classified as general and administrative expenses.

As of December 31, 2020, there was $25.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

10. Income Taxes

For the years ended December 31, 2020 and 2019 the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.0)	(5.7)
Federal and state research and development tax credits	(2.5)	(3.8)
Non‑deductible items	1.0	2.0
Other	—	0.9
Change in deferred tax asset valuation allowance	28.5	27.6
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$19,558	$7,676
Research and development tax credit carryforwards	2,843	1,615
Stock-based compensation	626	4
Operating lease liabilities	3,642	3,884
Other	792	516
Total deferred tax assets	27,461	13,695
Deferred tax liabilities:
Property and equipment	(1,934)	(1,923)
Operating lease right‑of‑use assets	(1,711)	(1,809)
Total deferred tax liabilities	(3,645)	(3,732)
Valuation allowance	(23,816)	(9,963)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had federal net operating loss carryforwards of $71.7 million, which may be available to offset future taxable income, of which $0.4 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $71.3 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, the Company had state net operating loss carryforwards of $71.3 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2020, the Company also had federal and state research and development tax credit carryforwards of $2.2 million and $0.8 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986 (the “Code”), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before their utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards. The changes in the valuation allowance for 2020 and 2019 were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Valuation allowance at beginning of year	$9,963	$2,869
Increases recorded to income tax provision	13,853	7,094
Valuation allowance at end of year	$23,816	$9,963

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2020 and 2019, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of December 31, 2020, there were no pending tax examinations. The Company is open to future tax examination under statute from 2016 to the present.

11. License Agreements

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

During the years ended December 31, 2020 and 2019, the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the years ended December 31, 2020 and 2019 the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

12. Leases

The Company leases its office and laboratory facility in Boston, Massachusetts pursuant to a lease agreement entered into in December 2018 (the “2018 Lease”), which includes a lease incentive, fixed payment escalations, and a rent holiday. The 2018 Lease term commenced in May 2019, which was the point at which the Company obtained control of the leased premises, and expires in February 2028. Under the 2018 Lease, the Company is entitled to one option to extend the lease term for an additional five years. The option to extend the lease term was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised. The Company classified the 2018 Lease as an operating lease under ASC 842; Leases. The initial annual base rent under the 2018 Lease is $2.3 million, with such base rent increasing annually during the initial term by 3% and with lease payments beginning in February 2020. Additionally, the 2018 Lease requires the Company to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the new leased premises. In connection with the 2018 Lease, the Company is required to maintain a letter of credit for the benefit of the landlord in an amount of approximately $1.3 million, based on a specified formula. The 2018 Lease included a landlord-provided tenant improvement allowance of up to $6.6 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the 2018 Lease and, as such, reflected the $6.6 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in May 2019. Between the lease commencement date and December 31, 2019, the Company recorded increases of $6.6 million to the operating lease liability and to leasehold improvements as and when such leasehold improvements were paid for by the lessor.

The Company also leases laboratory equipment under an agreement which is classified as a finance lease.

The components of the Company’s lease expense are as follows (in thousands):

December 31,
2020

Operating lease cost	$1,613
Variable lease cost	$2,557
Finance lease cost:
Amortization of lease assets	$109
Interest on lease liabilities	6
Total finance lease cost	$115

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

December 31,
2020

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,004
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$6
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$253

The weighted-average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2020	2019

Weighted‑average remaining lease term (in years) used for:
Operating leases	7.17	8.14
Finance leases	0.75	1.75
Weighted‑average discount rate used for:
Operating leases	10.00%	10.00%
Finance leases	1.99%	1.99%

Because the interest rate implicit in the lease was not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of the 2018 Lease. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease. The present value of the Company’s laboratory equipment lease was calculated using the rate implicit in the lease.

Future annual lease payments under the 2018 Lease and the laboratory equipment finance lease as of December 31, 2020 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2021	$2,380	$189
2022	2,457	—
2023	2,535	—
2024	2,601	—
2025	2,684	—
Thereafter	6,012	—
Total future lease payments	18,669	189
Less: Imputed interest	(5,527)	(1)
Total lease liabilities	$13,142	$188

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		December 31,	December 31,
Leases	Consolidated Balance Sheet Classification (unaudited)	2020	2019
Assets:
Operating lease assets	Operating lease right‑of‑use assets	$5,964	$6,214
Finance lease assets	Property and equipment, net	300	409
Total lease assets		$6,264	$6,623
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$1,115	$641
Finance lease liabilities	Accrued expenses and other current liabilities	188	247
Non‑current:
Operating lease liabilities	Operating lease liabilities, net of current portion	12,027	13,143
Finance lease liabilities	Other long‑term liabilities	—	188
Total lease liabilities		$13,330	$14,219

13. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 12.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make, and to date has not made, any contributions to the 401(k) Plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

14. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019

Numerator:
Net loss attributable to common stockholders	$(48,600)	$(25,741)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	17,550,847	605,824
Net loss per share attributable to common stockholders, basic and diluted	$(2.77)	$(42.49)

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

	December 31,
	2020	2019

Convertible preferred stock (as converted to common stock)	—	8,463,388
Unvested restricted common stock	141,639	312,638
Stock options to purchase common stock	3,674,687	961,751
	3,816,326	9,737,777

15. Subsequent Events

Boston Facility Expansion

On January 29, 2021, the Company entered into an amendment to a property lease agreement for its office and laboratory space located at 645 Summer Street in Boston, Massachusetts. The amendment expands the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extends the term of the 2018 lease for a new ten-year term.

The monthly base rent for the expansion premises will start at $61,667 and will increase over the first 27 months of the term to $245,333 per month according to a prescribed schedule, following which it will increase every 12 months by approximately 3% per annum, up to a maximum monthly base rent of $310,781 during the term. The Company’s expected contractual obligation for the base rent over the term is approximately $30.1 million with the annual fixed payments escalating each period. The Company has posted a customary letter of credit in the amount of approximately $1.2 million as a security deposit pursuant to the Lease Amendment.

In addition to the fixed rent during the lease term, the Company will be responsible for certain customary operating expenses and real estate taxes specified in the agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Corporate Governance” sub-section of the “Investor Relations” section (https://investors.akouos.com/investor-relations) of our corporate website https://akouos.com/. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the section captioned “Related Person Transactions,” “Policies and Procedures for Related Person Transactions” and “Board Determination of Independence” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The following documents are included on pages set forth in Part II, Item 8 of this Annual Report on Form 10-K and are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description

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

4.1

Specimen Stock Certificate evidencing the shares of common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

4.2

Amended and Restated Investors’ Rights Agreement, dated as of February 27, 2020, by and among the registrant and other parties thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 of the registrant.
10.1	2016 Stock Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).
10.2

Form of Stock Option Agreement (Early Exercise) under 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.3

Form of Stock Option Agreement (Fully Vested) under 2016 Stock Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.4

Form of Stock Option Agreement (Installment Exercise) under 2016 Stock Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.5

Form of Stock Purchase Agreement under 2016 Stock Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.6

Form of Stock Grant Agreement (for Services) under 2016 Stock Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.7

2020 Stock Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 2020).

10.8

Form of Stock Option Agreement under 2020 Stock Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.9

Form of Restricted Stock Agreement under 2020 Stock Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.10

Form of Restricted Stock Unit Agreement under 2020 Stock Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.11

2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 2020).

10.12

Lease, dated as of December 28, 2018, between the registrant and Boston Harbor Industrial Development LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.13

Form of Indemnification Agreement between the registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.14†

License Agreement by and among the registrant, Massachusetts Eye and Ear Infirmary and Schepens Eye Research Institute, Inc., dated as of October 27, 2017 (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.15†

Sublicense Agreement by and between the registrant and Lonza Houston, Inc. dated as of October 27, 2017, as amended (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.16†

Letter Agreement Regarding Sublicense of Ancestral Technology by and among the registrant, Massachusetts Eye and Ear Infirmary and Schepens Eye Research Institute, Inc., dated as of October 27, 2017 (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.17+

Letter Agreement, dated June 3, 2020, by and between the registrant and Emmanuel Simons (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.18+*	Separation Agreement, dated November 19, 2020, by and between the registrant and Rabia Gurses Ozden
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Annual Report on Form 10-K.
†

Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and is a type of information that the registrant treats as private or confidential.

+	Indicates management contract.
#	Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2021.

AKOUOS, INC.

By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emmanuel Simons	President and
Emmanuel Simons, Ph.D., M.B.A.	Chief Executive Officer	March 29, 2021
(Principal Executive Officer)

/s/ Sachiyo Minegishi	Chief Financial Officer	March 29, 2021
Sachiyo Minegishi, M.B.A.	(Principal Financial and Accounting Officer)

/s/ Arthur O. Tzianabos	Chairman of the Board	March 29, 2021
Arthur O. Tzianabos, Ph.D.

/s/ Edward Mathers	Director	March 29, 2021
Edward Mathers

/s/ Kush M. Parmar	Director	March 29, 2021
Kush M. Parmar, M.D., Ph.D.

/s/ Heather Preston	Director	March 29, 2021
Heather Preston, M.D.

/s/ Saira Ramasastry	Director	March 29, 2021
Saira Ramasastry

/s/ Vicki Sato	Director	March 29, 2021
Vicki Sato, Ph.D.

/s/ Chris Smith	Director	March 29, 2021
Chris Smith