Form 10-Q
period 2021-03-31
Akouos, Inc.
filed 2021-05-13
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 34,449,302 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress, and results of our current and future nonclinical studies and clinical trials and our research and development programs, including our timing of when we will submit an investigational new drug application for our product candidates AK-OTOF, for otoferlin gene (OTOF)-mediated hearing loss, and AK-antiVEGF, for vestibular schwannoma, to the U.S. Food and Drug Administration;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing, and the period over which we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our plans to develop and, if approved, subsequently commercialize our product candidates;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for, our product candidates;
●	our expectations regarding our regulatory strategy;
●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
●	the potential advantages of our product candidates;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	our estimates regarding the potential addressable patient population for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our intellectual property position;
●	our ability to identify additional products, product candidates, or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;

●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
●	developments and expectations regarding developments and projections relating to our competitors and our industry;
●	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition; and
●	our ability to maintain and establish collaborations or obtain additional funding

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

You should read this Quarterly Report and the documents that we file with the Securities and Exchange Commission with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. These risks include, but are not limited to, the following:

●	we have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future. Our net loss was $16.1 million for the quarter ended March 31, 2021 and $10.4 million for the quarter ended March 31, 2020;
●	we have a limited operating history and are very early in our development efforts, all of our product candidates, including AK-OTOF and AK-antiVEGF, are still in preclinical development, and we may be unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates;
●	we expect that we will need to raise additional funding before we can expect to complete clinical development of any product candidates or become profitable from any future sales of approved products;
●	the manufacture of genetic medicine products is complex and difficult, and we could experience manufacturing problems that result in delays in our development or commercialization programs;

●	we currently rely, and expect to continue to rely, on third-party manufacturers to produce nonclinical and clinical supply of our product candidates and we have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third party manufacturer, and we could experience further delays in the development or commercialization of our product candidates, including delays related to COVID-19 or other natural disasters;
●	the COVID-19 pandemic could continue to adversely impact our business, including our manufacturing activities, nonclinical studies, and planned clinical trials;
●	we have not tested any of our product candidates in clinical trials, and the outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials or commercial success;
●	nonclinical and clinical development involve a lengthy and expensive process with an uncertain outcome, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	if we do not achieve our projected development goals in the timeframes we announce and expect, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business;
●	our product candidates are based on a relatively novel technology with which there is little clinical experience, which makes it difficult to predict the time and cost development and of subsequently obtaining regulatory approval, if at all;
●	even if we complete the necessary nonclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect;
●	the conditions we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	we may not be successful in our efforts to build a pipeline of additional product candidates;
●	if we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;
●	our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	if we fail to comply with our obligations under our existing or any future license agreements, we could lose intellectual property rights that are important to our business; and
●	we may not be successful in our efforts to develop our product candidates or to build a pipeline of additional product candidates if we fail to retain and attract key personnel.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AKOUOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$117,653	$68,932
Marketable securities	168,966	239,078
Prepaid expenses and other current assets	4,422	2,626
Total current assets	291,041	310,636
Property and equipment, net	16,875	15,388
Operating lease right‑of‑use assets	11,460	5,964
Restricted cash	2,448	1,317
Other assets	35	45
Total assets	$321,859	$333,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$992	$895
Accrued expenses and other current liabilities	5,494	8,699
Operating lease liabilities	571	1,115
Total current liabilities	7,057	10,709
Operating lease liabilities, net of current portion	18,000	12,027
Total liabilities	25,057	22,736
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 34,445,916 shares issued and outstanding at March 31, 2021 and 34,383,719 shares issued and outstanding at December 31, 2020	3	3
Additional paid‑in capital	394,568	392,322
Accumulated other comprehensive income	$41	$13
Accumulated deficit	(97,810)	(81,724)
Total stockholders’ equity	296,802	310,614
Total liabilities and stockholders’ equity	$321,859	$333,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020

Operating expenses:
Research and development	$11,258	$8,034
General and administrative	4,890	2,504
Total operating expenses	16,148	10,538
Loss from operations	(16,148)	(10,538)
Other income (expense):
Interest income	509	100
Other expense, net	(447)	(2)
Total other income, net	62	98
Net loss	$(16,086)	$(10,440)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(14.74)
Weighted‑average common shares outstanding, basic and diluted	34,284,419	708,204
Other comprehensive income:
Unrealized gain on marketable securities	28	—
Total other comprehensive income	28	—
Total comprehensive loss	$(16,058)	$(10,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2019	178,349,005	$58,690	997,165	$—	$323	$—	$(33,124)	$(32,801)
Issuance of common stock upon exercise of stock options	—	—	13,630	—	7	—	—	7
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	12	—	—	12
Stock‑based compensation expense	—	—	—	—	111	—	—	111
Issuance of Series B convertible preferred stock, net of issuance costs of $228	221,399,223	104,837	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,440)	(10,440)
Balances at March 31, 2020	399,748,228	$163,527	1,010,795	$—	$453	$—	$(43,564)	$(43,111)

Balances at December 31, 2020	—	$—	34,383,719	$3	$392,322	$13	$(81,724)	$310,614
Issuance of common stock upon exercise of stock options	—	—	62,197	—	225	—	—	225
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	21	—	—	21
Stock‑based compensation expense	—	—	—	—	2,000	—	—	2,000
Net loss	—	—	—	—	—	—	(16,086)	(16,086)
Unrealized gain on marketable securities	—	—	—	—	—	28	—	28
Balances at March 31, 2021	—	$—	34,445,916	$3	$394,568	$41	$(97,810)	$296,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(16,086)	$(10,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	544	446
Net amortization of premiums and accretion of discounts on marketable securities	442	—
Amortization of operating lease right-of-use assets	96	57
Stock‑based compensation expense	2,000	111
Loss on disposal of property and equipment	5	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,796)	26
Accounts payable	97	221
Other assets	10	—
Operating lease liabilities	(163)	86
Accrued expenses and other current liabilities	(1,071)	916
Net cash used in operating activities	(15,922)	(8,577)
Cash flows from investing activities:
Purchases of property and equipment	(4,107)	(1,032)
Purchases of marketable securities	(70,302)	—
Maturities of marketable securities	140,000	—
Net cash provided by (used in) investing activities	65,591	(1,032)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	—	104,859
Payments of finance lease obligations	(63)	(61)
Proceeds from exercise of stock options	246	7
Payments of initial public offering costs	—	(101)
Net cash provided by financing activities	183	104,704
Net increase in cash, cash equivalents and restricted cash	49,852	95,095
Cash, cash equivalents and restricted cash at beginning of period	70,249	26,395
Cash, cash equivalents and restricted cash at end of period	$120,101	$121,490
Supplemental cash flow information:
Cash paid for interest	$1	$2
Supplemental disclosure of non‑cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$756
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,322
Preferred stock issuance costs included in accounts payable and accrued expenses	$—	$22
Remeasurement of operating lease right-of-use asset for lease modification	$5,592	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$117,653	$120,173
Restricted cash	2,448	1,317
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$120,101	$121,490

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2021, the Company had an accumulated deficit of $97.8 million.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the pandemic. The pandemic and government measures taken in response have had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The Company has experienced manufacturing delays at its third-party manufacturer, including delays related to the COVID-19 pandemic, and may experience additional delays in the future, which could further delay product development timelines. The future progression of the pandemic and its continued effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete nonclinical studies, delay the initiation of its planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. In particular, the Company and its third-party manufacturers and contract research organizations, or CROs, may face additional disruptions that may affect the Company’s ability to initiate and complete nonclinical studies, obtain nonclinical and clinical supplies, and initiate clinical trial sites. The pandemic may cause significant disruptions in the financial markets, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

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

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly owned, domestic subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, or the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 29, 2021. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains its cash, cash equivalents and marketable securities at one accredited financial institution. The Company’s cash equivalents as of March 31, 2021 and December 31, 2020 consisted of U.S. government money market funds. Marketable securities as of March 31, 2021 and December 31, 2020 consisted of U.S. Treasury notes with maturities of less than 12 months. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

In connection with the Company’s lease agreement entered into in December 2018 and lease amendment entered into in January 2021, the Company is required to maintain a letter of credit of $1.3 million and $1.2 million, respectively, for the benefit of the landlord. As of March 31, 2021 and December 31, 2020, these amounts were classified as restricted cash (non-current) in the condensed consolidated balance sheets.

The Company is required to maintain a separate cash balance of less than $0.1 million pledged as collateral for a credit card account. As of March 31, 2021 and December 31, 2020, this amount was classified as restricted cash (non-current) on the condensed consolidated balance sheets.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. Impairment is measured based on the excess of the carrying value of the related assets over the fair value of such assets. The Company did not record any impairment losses on long-lived assets during the three months ended March 31, 2021 and 2020.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2021, comprehensive income (loss) included less than $0.1 million of unrealized gains on marketable securities. For the three months ended March 31, 2020, there was no difference between net loss and comprehensive loss.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties on its condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

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

The Company’s participating securities contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2021 and 2020.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-12 as of the required effective date of January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$116,722	$—	$—	$116,722
Restricted cash:
Money market funds	2,423	—	—	2,423
Marketable securities:
U.S. Treasury notes	—	168,966	—	168,966
	$119,145	$168,966	$—	$288,111

	Fair Value Measurements at
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,016	$—	$—	$68,016
Restricted cash:
Money market funds	1,292	—	—	1,292
Marketable securities:
U.S. Treasury notes	—	239,078	—	239,078
	$69,308	$239,078	$—	$308,386

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of March 31, 2021, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the three months ended March 31, 2021 and 2020 there were no transfers between Level 1, Level 2, and Level 3.

4. Marketable Securities

As of March 31, 2021 and December 31, 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows (in thousands):

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$168,925	$55	$(14)	$168,966
	$168,925	$55	$(14)	$168,966

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$239,065	$16	$(3)	$239,078
	$239,065	$16	$(3)	$239,078

At March 31, 2021 and December 31, 2020, all available-for-sale marketable securities have contractual maturities of less than one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$4,917	$4,576
Furniture and fixtures	461	461
Leasehold improvements	8,923	8,915
Construction in progress	5,437	3,755
	19,738	17,707
Less: Accumulated depreciation and amortization	(2,863)	(2,319)
	$16,875	$15,388

Depreciation and amortization expense for the three months ended March 31, 2021 and March 30, 2020 was approximately $0.5 million and $0.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Accrued external research, development, and manufacturing expenses	$3,286	$2,442
Accrued employee compensation and benefits	900	2,438
Accrued professional fees	1,098	1,175
Payments due for leasehold improvements	—	2,071
Other	210	573
	$5,494	$8,699

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

8. Stockholders’ Equity

Common Stock

As of March 31, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock $0.0001 par value per share.

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

Preferred Stock

As of March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of March 31, 2021, no shares of preferred stock were issued or outstanding.

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

During the year ended December 31, 2020 the Company increased the number of shares of common stock authorized for issuance under the 2016 plan from 1,508,669 to 3,722,685 shares. As of March 31, 2021 and December 31, 2020, no shares remained available for future issuance under the 2016 Plan.

2020 Stock Plan

On May 28, 2020, the Company’s board of directors adopted, and on June 17, 2020 its stockholders approved, the 2020 Stock Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan is the sum of 4,294,594, plus the number of shares (up to 3,622,691 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Plan upon the effectiveness of the 2020 Plan and (ii) the number of shares of common stock subject to outstanding awards granted under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2020 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2030, equal to the lowest of (i) 2,728,610 shares, (ii) 4% of the number of shares of common stock outstanding on such date, and (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares reserved for issuance under the 2020 Plan increased, pursuant to the terms of the 2020 Plan, by an additional 1,375,348 shares, equal to 4% of the Company’s then-outstanding common stock. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan.

As of March 31, 2021, the total number of shares of common stock available for issuance under the 2020 Plan is 4,843,831 shares.

2020 Employee Stock Purchase Plan

On May 28, 2020, the Company’s board of directors adopted, and on June 17, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). A total of 360,651 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, equal to the lowest of (i) 640,630 shares, (ii) 1% of the number of shares of common stock outstanding on such date, and (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares reserved for issuance under the 2020 ESPP increased, pursuant to the terms of the 2020 ESPP, by an additional 343,837 shares, equal to 1% of the Company’s then-outstanding common stock.

As of March 31, 2021, the total number of shares of common stock available for issuance under the 2020 ESPP is 704,488.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,674,687	$9.92	9.1	$38,170
Granted	911,990	$17.94
Exercised	(62,197)	$3.61
Forfeited	(167,994)	$6.64
Outstanding as of March 31, 2021	4,356,486	$11.81	8.7	$20,137
Vested and expected to vest as of March 31, 2021	4,356,486	$11.81	8.7	$20,137
Options exercisable as of March 31, 2021	786,686	$6.00	8.3	$6,743

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $12.14 per share and $2.32 per share, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2020	47,731
Vested	(22,358)
Unvested restricted common stock as of March 31, 2021	25,373

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of March 31, 2021 and December 31, 2020, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

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

The Company did not grant or sell restricted common stock awards during 2020 or the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million.

The following table summarizes the Company’s restricted common stock award activity for the three months ended March 31, 2021:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2020	93,908	$0.0529
Vested	(28,437)	0.0607
Unvested restricted common stock as of March 31, 2021	65,471	$0.0496

The total fair value of restricted common stock vested during the three months ended March 31, 2021 was less than $0.1 million.

Stock-Based Compensation

The Company records compensation cost for all share-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Research and development expenses	$954	$54
General and administrative expenses	1,046	57
	$2,000	$111

As of March 31, 2021, there was $32.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

10. License Agreements

License Agreement with Massachusetts Eye and Ear

In October 2017, the Company entered into a license agreement with Massachusetts Eye and Ear Infirmary and the Schepens Eye Research Institute, Inc. (collectively referred to as “MEE”) (the “MEE License”). Under the MEE License, the Company received an exclusive, non-transferable, sublicensable, worldwide, royalty-bearing license to certain patent rights and know-how, including rights related to adeno-associated virus (“AAV”), ancestral technology, including AAVAnc80, to use, research, develop, manufacture, and commercialize licensed products in the treatment, diagnosis, and prevention of any and all balance disorders, including hearing disorders of the inner ear, in each case, with a total prevalence in the United States of less than 3,000 patients, and an exclusive, non-transferable, sublicensable right and license under MEE’s rights, title, and interest in certain patents co-owned by MEE and Children’s Medical Center Corporation to use, research, develop, manufacture, and commercialize licensed products. The Company is obligated to use commercially reasonable efforts to develop and commercialize the MEE licensed products, including filing an investigational new drug application (“IND”) in the United States or investigational medicinal product dossier (“IMPD”) in any country in the European Union or an equivalent application in any country within 18 months of completion of specified toxicology studies for a licensed product.

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

During the three months ended March 31, 2021 and 2020, the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the  three months ended March 31, 2021 and 2020, the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

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

The Company entered into an agreement in January 2021 that amended the 2018 Lease. Under the amended lease, the Company’s leased space will expand the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extends the term of the 2018 Lease for a new ten-year term. The lease term commenced in April 2021, which was the point at which the Company obtained control of the additional leased premises. The lease disclosures for the three months ended March 31, 2021 in these financial statements have been adjusted for the modification of the current lease.

The Company also leases laboratory equipment under an agreement which is classified as a finance lease.

The components of the Company’s lease expense are as follows (in thousands):

March 31,
2021

Operating lease cost	$651
Variable lease cost	$67
Finance lease cost:
Amortization of lease assets	$27
Interest on lease liabilities	1
Total finance lease cost	$28

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

March 31,
2021

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$778
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$1
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$63

The weighted-average remaining lease term and discount rate were as follows:

	March 31,	December 31,
	2021	2020

Weighted‑average remaining lease term (in years) used for:
Operating leases	10.75	7.17
Finance leases	0.50	0.75
Weighted‑average discount rate used for:
Operating leases	10.00%	10.00%
Finance leases	1.99%	1.99%

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

Future annual lease payments under the 2018 Lease and the laboratory equipment finance lease as of March 31, 2021 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2021	$1,796	$126
2022	2,457	—
2023	2,535	—
2024	2,601	—
2025	2,684	—
Thereafter	19,720	—
Total future lease payments	31,793	126
Less: Imputed interest	(13,223)	(1)
Total lease liabilities	$18,570	$126

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		March 31,	December 31,
Leases	Consolidated Balance Sheet Classification (unaudited)	2021	2020
Assets:
Operating lease assets	Operating lease right‑of‑use assets	$11,460	$5,964
Finance lease assets	Property and equipment, net	273	300
Total lease assets		$11,733	$6,264
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$571	$1,115
Finance lease liabilities	Accrued expenses and other current liabilities	126	188
Non‑current:
Operating lease liabilities	Operating lease liabilities, net of current portion	18,000	12,027
Total lease liabilities		$18,697	$13,330

12. Commitments and Contingencies

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss attributable to common stockholders	$(16,086)	$(10,440)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	34,284,419	708,204
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(14.74)

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

	March 31,
	2021	2020

Convertible preferred stock (as converted to common stock)	—	18,969,672
Unvested restricted common stock	90,844	272,948
Stock options to purchase common stock	4,356,486	1,138,470
	4,447,330	20,381,090

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and our audited financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 29, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We reported a net loss of $16.1 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $97.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, and distribution. Further, we expect to continue to incur costs associated with operating as a public company.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:

●	employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees engaged in research and development functions;
●	expenses incurred in connection with the preclinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors, and contract research organizations, or CROs;
●	the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our research and nonclinical studies, including under agreements with third parties, such as consultants, contractors, and third-party manufacturers;
●	laboratory supplies and research materials;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. In particular, we expect that the research and development expenses of our AK-OTOF and AK-antiVEGF programs will increase substantially in the near term. These substantial increases in expenses relate to plans to submit an IND for AK-OTOF for otoferlin gene (OTOF)-mediated hearing loss to the U.S. Food and Drug Administration, or FDA, in the first half of 2022, and initiate a planned Phase 1/2 clinical trial of AK-OTOF, and to submit an IND for AK-antiVEGF for vestibular schwannoma to FDA in 2022. We also expect that the research and development expenses of our AK-CLRN1 and GJB2 programs will increase in the near term as we initiate IND-enabling activities for those product candidates. At this time, we cannot accurately estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees paid for accounting, auditing, consulting, and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs and platform. We also anticipate that we will incur increased accounting, audit, legal, regulatory, and compliance expenses for services associated with maintaining compliance with stock exchange listing and SEC requirements, investor relations costs and director and officer insurance premiums associated with operating as a public company.

Other Income (Expense)

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$11,258	$8,034	$3,224
General and administrative	4,890	2,504	2,386
Total operating expenses	16,148	10,538	5,610
Loss from operations	(16,148)	(10,538)	(5,610)
Other income (expense):
Interest income	509	100	409
Other expense, net	(447)	(2)	(445)
Total other income, net	62	98	(36)
Net loss	$(16,086)	$(10,440)	$(5,646)

Research and Development Expenses

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Direct research and development expenses by program:
AK‑OTOF	$2,256	$1,766	$490
AK-antiVEGF	1,409	115	1,294
Other early‑stage programs	506	518	(12)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	244	802	(558)
Personnel related (including stock‑based compensation)	4,508	2,760	1,748
Facility related and other	2,335	2,073	262
Total research and development expenses	$11,258	$8,034	$3,224

Research and development expenses were $11.3 million for the three months ended March 31, 2021, compared to $8.0 million for the three months ended March 31, 2020. The increase of $0.5 million in direct costs related to our AK-OTOF program was primarily due to increased manufacturing costs of $1.1 million, partially offset by lower external research costs of $0.8 million. The increase of $1.3 million in direct costs related to our AK-antiVEGF program was primarily due to increased nonclinical toxicology studies and manufacturing costs. Other early-stage program costs remained relatively consistent between periods.

The decrease of $0.6 million in platform-related external costs was primarily due to a reduction in spending related to device design and a reduction in platform spending related to The SING Registry. The increase of $1.7 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $1.0 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020. Facility related and other costs remained relatively consistent between periods.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Personnel related (including stock‑based compensation)	$2,836	$1,336	$1,500
Professional and consultant fees	1,103	979	124
Facility related and other	951	189	762
Total general and administrative expenses	$4,890	$2,504	$2,386

General and administrative expenses for the three months ended March 31, 2021 were $4.9 million, compared to $2.5 million for the three months ended March 31, 2020. Personnel-related costs increased by $1.5 million primarily as a result of the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $1.0 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020. Professional and consultant fees remained relatively consistent between periods. The increase in facility-related and other expenses of $0.8 million was primarily due to an increase of $0.6 million related to director and officer insurance costs as well as increased facility overhead costs.

Other Income (Expense)

Interest Income. Interest income was $0.5 million and $0.1 million, respectively, for each of the three months ended March 31, 2021 and 2020, consisting of interest earned on invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and through proceeds from our IPO. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $286.6 million.

On June 30, 2020, we completed our IPO and issued and sold 14,375,000 shares of our common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(15,922)	$(8,577)
Cash provided by (used in) investing activities	65,591	(1,032)
Cash provided by financing activities	183	104,704
Net increase in cash, cash equivalents and restricted cash	$49,852	$95,095

Operating Activities

During the three months ended March 31, 2021, operating activities used $15.9 million of cash, primarily resulting from our net loss of $16.1 million, partially offset by non-cash charges of $3.1 million and net cash used by changes in our operating assets and liabilities of $2.9 million.

During the three months ended March 31, 2020, operating activities used $8.6 million of cash, primarily resulting from our net loss of $10.4 million, partially offset by non-cash charges of $0.6 million and net cash provided by changes in our operating assets and liabilities of $1.2 million.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities was $65.6 million, related to maturities of marketable securities of $140.0 million, partially offset by purchases of marketable securities of $70.3 million and purchases of property and equipment of $4.1 million.

During the three months ended March 31, 2020, net cash used in investing activities was $1.0 million, due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds from the exercise of stock options.

During the three months ended March 31, 2020 net cash provided by financing activities was $104.7 million, consisting primarily of net proceeds from the issuance of our Series B preferred stock.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2021, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report, including our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report, and our other public filings with the Securities and Exchange Commission, or SEC, in evaluating our business. The risks described below are not the only risks facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results and financial condition to suffer materially.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $16.1 million for the three months ended March 31, 2021, and $48.6 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $97.8 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, and proceeds from the sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially in the foreseeable future as we:

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

We have not initiated clinical development of any product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

●	we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or any comparable regulatory authority in other jurisdictions, to perform trials or studies in addition to, or different than, those expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates; or
●	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.
●	Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis as we expect to continue to engage in substantial research and development activities and to incur substantial expenses to develop and commercialize product candidates. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our revenues, expenses, and profitability.
●	Our failure to achieve or sustain profitability would depress our market value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates, or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We are heavily dependent on the success of our product candidates, AK-OTOF and AK-antiVEGF.

●	We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to AK-OTOF and AK-antiVEGF. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of AK-OTOF and AK-antiVEGF. We cannot be certain that AK-OTOF or AK-antiVEGF will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of AK-OTOF or AK-antiVEGF, or if either AK-OTOF or AK-antiVEGF does not receive regulatory approval, fails to achieve significant market acceptance, or fails to receive reimbursement, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

We will need substantial additional capital to execute our business plan. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

●	Since inception, we have used substantial amounts of cash. The development of biopharmaceutical product candidates is capital intensive and we expect that we will continue to expend substantial resources for the foreseeable future in connection with our ongoing activities. In particular, substantial resources will be required as we prepare for and initiate our planned Phase 1/2 clinical trial of AK-OTOF, conduct IND-enabling studies to support our planned IND for AK-antiVEGF, advance our genetic medicine platform, and continue research and development and initiate additional clinical trials of, and potentially seek marketing approval for, our other product candidates. Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $286.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trials and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

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

Sensorion SA, or Sensorion, is focused on developing potential therapies for inner ear disorders. Sensorion has announced a collaboration with Institut Pasteur in gene therapy programs targeting hearing loss. Sensorion has three preclinical gene therapy programs targeting Usher Syndrome Type I, otoferlin gene (OTOF) deficiency, and GJB2 deficiency.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

As of April 30, 2021, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 33.04% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

As a public company, and particularly after we are no longer an emerging growth company, or EGC, or a smaller reporting company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, and will make some activities more time-consuming and costly compared to when we were a private company.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC under the Jumpstart Our Business Startups Act of 2012 or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years. Our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020, and COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On June 30, 2020, we closed our initial public offering, or IPO, pursuant to which we issued and sold 14,375,000 shares of our registered common stock, including 1,875,000 additional shares of common stock which were issued upon the exercise in full by the underwriters of their option to purchase additional shares, at the public offering price of $17.00 per share for aggregate gross proceeds of $244.4 million. The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-238977), which was declared effective by the Securities and Exchange Commission, or SEC, on June 25, 2020. BofA Securities, Inc., Cowen and Company, LLC, and Piper Sandler & Co. acted as joint book-running managers for the offering. BTIG, LLC acted as lead manager for the offering.

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

As of March 31, 2021, we have invested the unused net proceeds from the IPO in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

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

10.1	*	First Amendment to Lease, dated January 29, 2021, between the registrant and OPG MP Parcel Owner (DE) LLC, as successor in interest to Boston Harbor Industrial Development LLC.

31.1	*

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

AKOUOS, INC.

Date: May 13, 2021	By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer
Date: May 13, 2021	By:	(Principal Executive Officer) /s/ Sachiyo Minegishi
Sachiyo Minegishi, M.B.A Chief Financial Officer (Principal Financial and Accounting Officer)