Form 10-Q
period 2021-06-30
Akouos, Inc.
filed 2021-08-12
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 34,480,209 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress, and results of our current and future nonclinical studies and clinical trials and our research and development programs, including our timing of when we will submit an investigational new drug application for our product candidates AK-OTOF, for otoferlin gene (OTOF)-mediated hearing loss, and AK-antiVEGF, for vestibular schwannoma, to the U.S. Food and Drug Administration;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing, and the period over which we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our plans to develop and, if approved, subsequently commercialize our product candidates;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for, our product candidates;
●	our expectations regarding our regulatory strategy;
●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
●	the potential advantages of our product candidates;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	our estimates regarding the potential addressable patient population for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our intellectual property position;
●	our ability to identify additional products, product candidates, or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;

●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
●	developments and expectations regarding developments and projections relating to our competitors and our industry;
●	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition
●	our ability to maintain and establish collaborations or obtain additional funding; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. These risks include, but are not limited to, the following:

●	we have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future. Our net loss was $22.7 million for the quarter ended June 30, 2021 and $12.5 million for the quarter ended June 30, 2020;
●	we have a limited operating history and are very early in our development efforts, all of our product candidates, including AK-OTOF and AK-antiVEGF, are still in preclinical development, and we may be unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates;
●	we expect that we will need to raise additional funding before we can expect to complete clinical development of any product candidates or become profitable from any future sales of approved products;

●	the manufacture of genetic medicine products is complex and difficult, and we could experience manufacturing problems that result in delays in our development or commercialization programs;
●	we currently rely, and expect to continue to rely, on third-party manufacturers to produce nonclinical and clinical supply of our product candidates and we have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third-party manufacturer, and we could experience further delays in the development or commercialization of our product candidates, including delays related to COVID-19 or other natural disasters;
●	the COVID-19 pandemic could continue to adversely impact our business, including our manufacturing activities, nonclinical studies, and planned clinical trials;
●	we have not tested any of our product candidates in clinical trials, and the outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials or commercial success;
●	nonclinical and clinical development involve a lengthy and expensive process with an uncertain outcome, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	if we do not achieve our projected development goals in the timeframes we announce and expect, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business;
●	our product candidates are based on a relatively novel technology with which there is little clinical experience, which makes it difficult to predict the time and cost development and of subsequently obtaining regulatory approval, if at all;
●	AK-OTOF and our other product candidates will be a biologic-device combination involving a novel delivery approach, which may result in additional regulatory and other risks;
●	even if we complete the necessary nonclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect;
●	the conditions we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	we may not be successful in our efforts to build a pipeline of additional product candidates;
●	if we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;
●	our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	if we fail to comply with our obligations under our existing or any future license agreements, we could lose intellectual property rights that are important to our business; and

●	we may not be successful in our efforts to develop our product candidates or to build a pipeline of additional product candidates if we fail to retain and attract key personnel.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AKOUOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$131,315	$68,932
Marketable securities	140,436	239,078
Prepaid expenses and other current assets	2,277	2,626
Total current assets	274,028	310,636
Property and equipment, net	19,113	15,388
Operating lease right‑of‑use assets	20,958	5,964
Restricted cash	2,448	1,317
Other assets	36	45
Total assets	$316,583	$333,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,068	$895
Accrued expenses and other current liabilities	10,410	8,699
Operating lease liabilities	603	1,115
Total current liabilities	12,081	10,709
Operating lease liabilities, net of current portion	27,974	12,027
Total liabilities	40,055	22,736
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 34,453,239 shares issued and outstanding at June 30, 2021 and 34,383,719 shares issued and outstanding at December 31, 2020	3	3
Additional paid‑in capital	397,057	392,322
Accumulated other comprehensive income	18	13
Accumulated deficit	(120,550)	(81,724)
Total stockholders’ equity	276,528	310,614
Total liabilities and stockholders’ equity	$316,583	$333,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$17,119	$9,937	$28,377	$17,971
General and administrative	5,665	2,664	10,555	5,168
Total operating expenses	22,784	12,601	38,932	23,139
Loss from operations	(22,784)	(12,601)	(38,932)	(23,139)
Other income (expense):
Interest income	554	80	1,063	180
Other expense, net	(510)	(2)	(957)	(4)
Total other income, net	44	78	106	176
Net loss	$(22,740)	$(12,523)	$(38,826)	$(22,963)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(11.14)	$(1.13)	$(25.05)
Weighted‑average common shares outstanding, basic and diluted	34,372,262	1,124,251	34,324,477	916,521
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(23)	—	5	—
Total other comprehensive income (loss)	(23)	—	5	—
Total comprehensive loss	$(22,763)	$(12,523)	$(38,821)	$(22,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2019	178,349,005	$58,690	997,165	$—	$323	$—	$(33,124)	$(32,801)
Issuance of common stock upon exercise of stock options	—	—	13,630	—	7	—	—	7
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	12	—	—	12
Stock‑based compensation expense	—	—	—	—	111	—	—	111
Issuance of Series B convertible preferred stock, net of issuance costs of $228	221,399,223	104,837	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,440)	(10,440)
Balances at March 31, 2020	399,748,228	163,527	1,010,795	—	453	—	(43,564)	(43,111)
Issuance of common stock upon exercise of stock options	—	—	15,181	—	31	—	—	31
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	7	—		7
Stock‑based compensation expense	—	—	—	—	490	—		490
Conversion of convertible preferred stock to common stock	(399,748,228)	(163,527)	18,969,672	2	163,510	—	—	163,512
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	14,375,000	1	223,849	—	—	223,850
Net loss	—	—	—	—	—	—	(12,523)	(12,523)
Balances at June 30, 2020	—	$—	34,370,648	$3	$388,340	$—	$(56,087)	$332,256

Balances at December 31, 2020	—	—	34,383,719	3	392,322	13	(81,724)	310,614
Issuance of common stock upon exercise of stock options	—	—	62,197	—	225	—	—	225
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	21	—	—	21
Stock‑based compensation expense	—	—	—	—	2,000	—	—	2,000
Net loss	—	—	—	—	—	—	(16,086)	(16,086)
Unrealized gain on marketable securities	—	—	—	—	—	28	—	28
Balances at March 31, 2021	—	—	34,445,916	3	394,568	41	(97,810)	296,802
Issuance of common stock upon exercise of stock options	—	—	7,323	—	28	—	—	28
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	5	—	—	5
Stock‑based compensation expense	—	—	—	—	2,456	—	—	2,456
Net loss	—	—		—		—	(22,740)	(22,740)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(23)	—	(23)
Balances at June 30, 2021	—	$—	34,453,239	$3	$397,057	$18	$(120,550)	$276,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(38,826)	$(22,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,065	917
Net amortization of premiums and accretion of discounts on marketable securities	948	—
Amortization of operating lease right-of-use assets	491	115
Stock‑based compensation expense	4,456	601
Loss on disposal of property and equipment	8	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	349	21
Accounts payable	173	998
Other assets	9	—
Operating lease liabilities	(50)	(151)
Accrued expenses and other current liabilities	3,366	504
Net cash used in operating activities	(28,011)	(19,958)
Cash flows from investing activities:
Purchases of property and equipment	(6,301)	(2,082)
Purchases of marketable securities	(70,301)	—
Maturities of marketable securities	168,000	—
Net cash provided by (used in) investing activities	91,398	(2,082)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	—	104,837
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	227,269
Payments of finance lease obligations	(126)	(124)
Proceeds from exercise of stock options	253	38
Payments of initial public offering costs	—	(2,054)
Net cash provided by financing activities	127	329,966
Net increase in cash, cash equivalents and restricted cash	63,514	307,926
Cash, cash equivalents and restricted cash at beginning of period	70,249	26,395
Cash, cash equivalents and restricted cash at end of period	$133,763	$334,321
Supplemental cash flow information:
Cash paid for interest	$1	$4
Supplemental disclosure of non‑cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$568	$820
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,365
Operating lease liabilities arising from obtaining right‑of‑use assets	$9,893	$—
Remeasurement of operating lease right-of-use asset for lease modification	$5,592	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$131,315	$333,004
Restricted cash	2,448	1,317
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$133,763	$334,321

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company had an accumulated deficit of $120.6 million.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses. The Company bases its estimates on historical experience, known trends, and other market specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2021.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$130,446	$—	$—	$130,446
Restricted cash:
Money market funds	2,448	—	—	2,448
Marketable securities:
U.S. Treasury notes	—	140,436	—	140,436
	$132,894	$140,436	$—	$273,330

	Fair Value Measurements at
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,016	$—	$—	$68,016
Restricted cash:
Money market funds	1,292	—	—	1,292
Marketable securities:
U.S. Treasury notes	—	239,078	—	239,078
	$69,308	$239,078	$—	$308,386

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of June 30, 2021, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2, and Level 3.

4. Marketable Securities

As of June 30, 2021 and December 31, 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows (in thousands):

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$140,418	$18	$—	$140,436
	$140,418	$18	$—	$140,436

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$239,065	$16	$(3)	$239,078
	$239,065	$16	$(3)	$239,078

At June 30, 2021 and December 31, 2020, all available-for-sale marketable securities had contractual maturities of less than one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$5,977	$4,576
Furniture and fixtures	600	461
Leasehold improvements	15,886	8,915
Construction in progress	34	3,755
	22,497	17,707
Less: Accumulated depreciation and amortization	(3,384)	(2,319)
	$19,113	$15,388

Depreciation and amortization expense for the three and six months ended June 30, 2020 was approximately $0.5 million and $0.9 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Accrued external research, development, and manufacturing expenses	$7,088	$2,442
Accrued employee compensation and benefits	1,589	2,438
Accrued professional fees	999	1,175
Payments due for leasehold improvements	379	2,071
Other	355	573
	$10,410	$8,699

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

8. Stockholders’ Equity

Common Stock

As of June 30, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

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

Preferred Stock

As of June 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of June 30, 2021, no shares of preferred stock were issued or outstanding.

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

During the year ended December 31, 2020, the Company increased the number of shares of common stock authorized for issuance under the 2016 plan from 1,508,669 to 3,722,685 shares. As of June 30, 2021 and December 31, 2020, no shares remained available for future issuance under the 2016 Plan.

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

As of June 30, 2021, the total number of shares of common stock available for issuance under the 2020 Plan is 4,542,522 shares.

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

As of June 30, 2021, the total number of shares of common stock available for issuance under the 2020 ESPP is 704,488.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,674,687	$9.92	9.1	$38,170
Granted	1,212,790	$16.89
Exercised	(69,520)	$3.63
Forfeited	(238,671)	$6.26
Outstanding as of June 30, 2021	4,579,286	$12.05	8.5	$16,490
Vested and expected to vest as of June 30, 2021	4,579,286	$12.05	8.5	$16,490
Options exercisable as of June 30, 2021	1,057,968	$7.49	7.8	$6,826

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2021 and 2020 was $9.31 per share and $7.62 per share, respectively. The weighted-average grant-date fair value of stock options outstanding during the six months ended June 30, 2021 and 2020 was $11.44 per share and $0.64 per share, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2020	47,731
Vested	(26,122)
Unvested restricted common stock as of June 30, 2021	21,609

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of June 30, 2021 and December 31, 2020, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

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

The Company did not grant or sell restricted common stock awards during 2020 or the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million.

The following table summarizes the Company’s restricted common stock award activity for the six months ended June 30, 2021:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2020	93,908	$0.0529
Vested	(55,921)	0.0319
Unvested restricted common stock as of June 30, 2021	37,987	$0.0611

The total fair value of restricted common stock vested during the three and six months ended June 30, 2021 was less than $0.1 million.

Stock-Based Compensation

The Company records compensation cost for all share-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Research and development expenses	$1,232	$164	$2,185	$218
General and administrative expenses	1,224	326	2,271	383
	$2,456	$490	$4,456	$601

As of June 30, 2021, there was $33.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

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

During the three and six months ended June 30, 2021 and 2020 the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the three and six months ended June 30, 2021 and 2020 the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

11. Leases

The Company leases its office and laboratory facility in Boston, Massachusetts pursuant to a lease agreement entered into in December 2018 (the “2018 Lease”), which includes a lease incentive, fixed payment escalations, and a rent holiday. The 2018 Lease term commenced in May 2019, which was the point at which the Company obtained control of the leased premises, and expires in February 2028. Under the 2018 lease, the Company is entitled to one option to extend the lease term for an additional five years. The option to extend the lease term was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised. The Company classified the 2018 Lease as an operating lease under ASC 842, Leases. The initial annual base rent under the 2018 Lease is $2.3 million, with such base rent increasing annually during the initial term by 3% and with lease payments beginning in February 2020. Additionally, the 2018 Lease requires the Company to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the new leased premises. In connection with the 2018 Lease, the Company is required to maintain a letter of credit for the benefit of the landlord in an amount of approximately $1.3 million, based on a specified formula. The 2018 Lease included a landlord-provided tenant improvement allowance of up to $6.6 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the 2018 Lease and, as such, reflected the $6.6 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in May 2019. Between the lease commencement date and December 31, 2019, the Company recorded increases of $6.6 million to the operating lease liability and to leasehold improvements as and when such leasehold improvements were paid for by the lessor.

The Company entered into an agreement in January 2021 that amended the 2018 Lease. Under the amended lease, the Company’s leased space expanded the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extended the term of the 2018 Lease for a new ten-year term. The term extension of existing square feet under the 2018 Lease is accounted for as a lease modification, which resulted in the remeasurement of the existing right-of-use asset and lease liability of $5.9 million and $13.1 million, respectively, to $11.5 million and $18.7 million, respectively, in January 2021, the effective date of the amended lease agreement, and is accounted for as an operating lease. The lease term of the additional leased premises commenced in April 2021, which was the point at which the Company obtained control of the leased premises. On commencement date the Company recorded a right-of-use asset and lease liability of $9.9 million, respectively, and is accounted for as an operating lease.

The amended 2018 Lease included a landlord-provided tenant improvement allowance of up to $7.1 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the amended 2018 Lease and, as such, reflected the $7.1 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2021. As of June 30, 2021, the Company has not yet incurred any leasehold improvement costs related to the amended 2018 Lease that were paid for by the lessor.

The lease disclosures for the three and six months ended June 30, 2021 in these financial statements have been adjusted for the modification of the current lease.

The Company also leases laboratory equipment under an agreement which is classified as a finance lease.

The components of the Company’s lease expense are as follows (in thousands):

June 30,
2021

Operating lease cost	$1,623
Variable lease cost	$165
Finance lease cost:
Amortization of lease assets	$55
Interest on lease liabilities	1
Total finance lease cost	$56

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

June 30,
2021

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,183
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$1
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$126

The weighted-average remaining lease term and discount rate were as follows:

	June 30,	December 31,
	2021	2020

Weighted‑average remaining lease term (in years) used for:
Operating leases	10.50	7.17
Finance leases	0.25	0.75
Weighted‑average discount rate used for:
Operating leases	10.00%	10.00%
Finance leases	1.99%	1.99%

Because the interest rate implicit in the lease was not readily determinable, the borrowing rate was used to calculate the present value of the amended 2018 Lease. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease. The present value of the Company’s laboratory equipment lease was calculated using the rate implicit in the lease.

Future annual lease payments under the 2018 Lease, as amended, and the laboratory equipment finance lease as of June 30, 2021 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2021	$(228)	$63
2022	(2,486)	—
2023	5,020	—
2024	5,611	—
2025	5,785	—
Thereafter	40,377	—
Total future lease payments	54,079	63
Less: Imputed interest	(25,502)	—
Total lease liabilities	$28,577	$63

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		June 30,	December 31,
Leases	Consolidated Balance Sheet Classification (unaudited)	2021	2020
Assets:
Operating lease assets	Operating lease right‑of‑use assets	$20,958	$5,964
Finance lease assets	Property and equipment, net	245	300
Total lease assets		$21,203	$6,264
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$603	$1,115
Finance lease liabilities	Accrued expenses and other current liabilities	63	188
Non‑current:
Operating lease liabilities	Operating lease liabilities, net of current portion	27,974	12,027
Total lease liabilities		$28,640	$13,330

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator:
Net loss attributable to common stockholders	$(22,740)	$(12,523)	$(38,826)	$(22,963)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	34,372,262	1,124,251	34,324,477	916,521
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(11.14)	$(1.13)	$(25.05)

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

	June 30,
	2021	2020

Unvested restricted common stock	59,596	237,062
Stock options to purchase common stock	4,579,286	2,848,080
	4,638,882	3,085,142

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

We reported a net loss of $22.7 and $38.8 million for the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $120.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

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

To date, we have experienced a business disruption at our third-party manufacturer, specifically manufacturing delays, including delays related to the COVID-19 pandemic. We are continuing to monitor the impact of the COVID-19 pandemic on our business and financial statements. We have not incurred impairment losses in the carrying values of our assets as a result of the pandemic. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding work-from-home practices for non-essential employees as well as return-to-work policies and procedures. As a result, we have modified our business practices, including implementing work-from-home and return-to-work policies for employees in accordance with guidance from, and requirements by, federal and state authorities. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs and platform. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, and compliance expenses for services associated with maintaining compliance with stock exchange listing and SEC requirements, investor relations costs and director and officer insurance premiums associated with operating as a public company.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash and marketable securities balances.

Other Expense, Net

Other expense, net includes interest expense related to a finance lease, any realized gains or losses on the sale of marketable securities, and miscellaneous other income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year and interim period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	Change

		(in thousands)
Operating expenses:
Research and development	$17,119	$9,937	$7,182
General and administrative	5,665	2,664	3,001
Total operating expenses	22,784	12,601	10,183
Loss from operations	(22,784)	(12,601)	(10,183)
Other income (expense):
Interest income	554	80	474
Other expense, net	(510)	(2)	(508)
Total other income, net	44	78	(34)
Net loss	$(22,740)	$(12,523)	$(10,217)

Research and Development Expenses

	Three Months Ended
	June 30,
	2021	2020	Change

		(in thousands)
Direct research and development expenses by program:
AK‑OTOF	$6,104	$4,049	$2,055
AK-antiVEGF	1,057	218	839
Other early‑stage programs	889	903	(14)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	1,253	197	1,056
Personnel related (including stock‑based compensation)	5,029	2,861	2,168
Facility related and other	2,787	1,709	1,078
Total research and development expenses	$17,119	$9,937	$7,182

Research and development expenses were $17.1 million for the three months ended June 30, 2021, compared to $9.9 million for the three months ended June 30, 2020. The increase of $2.1 million in direct costs related to our AK-OTOF program was primarily due to increased manufacturing costs of $1.5 million and increased external research costs of $0.3 million. The increase of $0.8 million in direct costs related to our AK-antiVEGF program was primarily due to increased nonclinical toxicology studies and manufacturing costs. Other early-stage program costs remained relatively consistent between periods.

The increase of $1.1 million in platform-related external costs was primarily due to increases in spending related to the development of our novel delivery approach. The increase of $2.2 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $1.2 million for the three months ended June 30, 2021 and $0.2 million for the three months ended June 30, 2020. The increase of $1.1 million in facility related and other costs was primarily due to an increase in facility costs and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Personnel related (including stock‑based compensation)	$3,181	$1,673	$1,508
Professional and consultant fees	1,356	779	577
Facility related and other	1,128	212	916
Total general and administrative expenses	$5,665	$2,664	$3,001

General and administrative expenses for the three months ended June 30, 2021 were $5.7 million, compared to $2.7 million for the three months ended June 30, 2020. Personnel-related costs increased by $1.5 million primarily as a result of the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $1.2 million for the three months ended June 30, 2021 and $0.3 million for the three months ended June 30, 2020. The increase of $0.6 million in professional and consultant fees was related to increased patent activities and increases in professional fees related to legal and accounting services. The increase in facility-related and other expenses of $0.9 million was primarily due to an increase in facility costs and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

Other Income (Expense)

Interest Income. Interest income was $0.6 million and $0.1 million, respectively, for each of the three months ended June 30, 2021 and 2020, consisting of interest earned on invested cash balances.

Other Expense, Net. Other expense, net was $0.5 million for the three months ended June 30, 2021 and was primarily related to net amortization of premiums and accretion of discounts on marketable securities. Other expense, net for the three months ended June 30, 2020 was less than $0.01 million and was related to our finance lease liabilities.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$28,377	$17,971	$10,406
General and administrative	10,555	5,168	5,387
Total operating expenses	38,932	23,139	15,793
Loss from operations	(38,932)	(23,139)	(15,793)
Other income (expense):
Interest income	1,063	180	883
Other expense, net	(957)	(4)	(953)
Total other income, net	106	176	(70)
Net loss	$(38,826)	$(22,963)	$(15,863)

Research and Development Expenses

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Direct research and development expenses by program:
AK‑OTOF	$8,360	$5,815	$2,545
AK-antiVEGF	2,466	333	2,133
Other early‑stage programs	1,395	1,421	(26)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	1,497	999	498
Personnel related (including stock‑based compensation)	9,537	5,621	3,916
Facility related and other	5,122	3,782	1,340
Total research and development expenses	$28,377	$17,971	$10,406

Research and development expenses were $28.4 million for the six months ended June 30, 2021, compared to $18.0 million for the six months ended June 30, 2020. The increase of $2.5 million in direct costs related to our AK-OTOF program was primarily due to increased manufacturing costs of $2.6 million, partially offset by lower external research costs. The increase of $2.1 million in direct costs related to our AK-antiVEGF program was primarily due to increased nonclinical toxicology studies and manufacturing costs. Other early-stage program costs remained relatively consistent between periods.

The increase of $0.5 million in platform-related external costs was primarily related to increases in spending related to the development of our novel delivery approach. The increase of $3.9 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $2.2 million for the six months ended June 30, 2021 and $0.3 million for the six months ended June 30, 2020. The increase of $1.3 million in facility related and other costs was primarily due to an increase in facility costs and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Personnel related (including stock‑based compensation)	$6,017	$3,009	$3,008
Professional and consultant fees	2,459	1,758	701
Facility related and other	2,079	401	1,678
Total general and administrative expenses	$10,555	$5,168	$5,387

General and administrative expenses for the six months ended June 30, 2021 were $10.6 million, compared to $5.2 million for the six months ended June 30, 2020. Personnel-related costs increased by $3.0 million primarily as a result of the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $2.3 million for the six months ended June 30, 2021 and $0.4 million for the six months ended June 30, 2020. The increase of $0.7 million in professional and consultant fees was related to increased patent activities and increases in professional fees related to legal and accounting services. The increase in facility-related and other expenses of $1.7 million was primarily due to an increase in facility costs and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

Other Income (Expense)

Interest Income. Interest income was $1.1 million and $0.2 million, respectively, for each of the six months ended June 30, 2021 and 2020, consisting of interest earned on invested cash balances.

Other Expense, Net. Other expense, net was $1.0 million for the six months ended June 30, 2021 and was primarily related to net amortization of premiums and accretion of discounts on marketable securities. Other expense, net for the six months ended June 30, 2020 was less than $0.01 million and was related to our finance lease liabilities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and through proceeds from our IPO. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $271.8 million.

On June 30, 2020, we completed our IPO and issued and sold 14,375,000 shares of our common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(28,011)	$(19,958)
Cash provided by (used in) investing activities	91,398	(2,082)
Cash provided by financing activities	127	329,966
Net increase in cash, cash equivalents and restricted cash	$63,514	$307,926

Operating Activities

During the six months ended June 30, 2021, operating activities used $28.0 million of cash, primarily resulting from our net loss of $38.8 million, partially offset by non-cash charges of $2.9 million and net cash used by changes in our operating assets and liabilities of $13.7 million.

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

Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities was $91.4 million, related to maturities of marketable securities of $168.0 million, partially offset by purchases of marketable securities of $70.3 million and purchases of property and equipment of $6.3 million.

During the six months ended June 30, 2020, net cash used in investing activities was $2.0 million, due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $0.1 million, consisting primarily of proceeds from the exercise of stock options, partially offset by payments on our finance lease obligation.

During the six months ended June 30, 2020 net cash provided by financing activities was $330.0 million, consisting primarily of net proceeds from the issuance of our Series B preferred stock and the issuance of common stock in connection with our IPO.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the nonclinical activities and studies and initiate clinical trials for our product candidates in development. The timing and amount of our funding requirements will depend on many factors, including:

●	the progress, costs, and results of our planned Phase 1/2 clinical trial of AK-OTOF and any future clinical development of AK-OTOF;

●	the progress, costs, and results of our IND-enabling studies to support our planned IND submission for AK-antiVEGF, and any future clinical development of AK-antiVEGF;
●	the scope, progress, costs, and results of preclinical and clinical development for our other product candidates and development programs;
●	the number and development requirements of other product candidates that we pursue;
●	the costs, timing, and outcome of regulatory review of our product candidates and device system;
●	the cost and timing of completion of clinical and commercial-scale manufacturing activities;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval, which in turn depends on the sales price and the availability of coverage and adequate third-party reimbursement;
●	the costs of operating as a public company;
●	the costs to retain and attract our personnel;
●	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the extent to which we may acquire or in-license other product candidates and technologies; and
●	the severity, duration, and impact of the COVID-19 pandemic, which may adversely impact our business, including our planned Phase 1/2 clinical trials and manufacturing activities for AK-OTOF and AK-antiVEGF, and planned development activities for other product candidates.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2021, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021.

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

During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021, and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2021, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $38.8 million for the six months ended June 30, 2021, and $48.6 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $120.6 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, and proceeds from the sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially in the foreseeable future as we:

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $271.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trials and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

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

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, and other measures. The pandemic and government measures taken in response have also had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We and our third-party manufacturers and other contract research organizations, or CROs, have experienced a reduction in the capacity to undertake and execute some research activities and nonclinical studies, and we may face disruptions that may affect our ability to initiate and complete nonclinical studies, including disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of our product candidates, laboratory supplies used in our nonclinical studies, or animals that are used for nonclinical testing for which there are shortages because of ongoing efforts to address the pandemic, delays, or difficulties in securing manufacturing slots, and delays or difficulties in the buildout of our in-house manufacturing. We have experienced manufacturing delays at our third-party manufacturers, including delays related to the COVID-19 pandemic, and may experience additional delays in the future, which could delay our product development timelines. We and our third-party manufacturers and CROs, as well as clinical trial sites, may face disruptions related to our planned clinical trial or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic could cause significant disruptions in the financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. The demand for COVID-19 vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our research, nonclinical studies, and clinical trials, which could lead to delays in our research and development efforts. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of nonclinical studies, including IND-enabling studies;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trial or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under current Good Clinical Practices, or GCPs;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of marketing approvals from FDA and other applicable regulatory authorities;
●	establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by surgical procedure;
●	successful development of a delivery device intended for use as part of a delivery system;
●	procurement of intellectual property protection and regulatory exclusivity for our product candidates, and enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities on trial design to support biologic-device combination development;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

●	delays related to COVID-19 disruptions at CROs, third-party manufacturers, and/or clinical trial sites;
●	delays in opening clinical trial sites or obtaining required IRB or IBC approval, or the equivalent review groups for ex-U.S. sites, at each clinical trial site;
●	imposition of a clinical hold by regulatory authorities, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
●	failure by us, any CROs we engage, or any other third parties to adhere to clinical trial requirements;
●	failure to perform in accordance with GCP;
●	failure by physicians to adhere to delivery protocols leading to variable results;
●	failure of our delivery approach in humans;
●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●	delays in having enrolled participants complete their participation in a trial or return for post-administration follow-up;
●	clinical trial sites or participants dropping out of a trial;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	ambiguous or negative interim results;
●	occurrence of serious adverse events associated with the product candidate or administration of the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events or other unexpected events in trials of the same class of agents conducted by other sponsors;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical trial protocols; or
●	lack of adequate funding to continue the clinical trial.

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

Genetic medicine programs are often initially targeting orphan diseases with relatively small populations, which limits the pool of potential participants for our genetic medicine clinical trials. Because genetic medicine trials generally require participants who have not previously received any other genetic medicine or potentially other pharmacological therapeutics for the same indication, we will also need to compete with others who are also developing genetic medicines or pharmacologic therapeutics for these same indications for the same group of potential clinical trial participants. This competition could reduce the number and types of potential participants available to us, as some potential participants who might have opted to enroll in our clinical trials may instead opt to enroll in one being conducted by one of our competitors. In addition, individuals may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or biopharmaceutical industries, particularly to the extent that such negative publicity is related to genetic medicines. Challenges in recruiting and enrolling sufficient numbers of suitable participants in clinical trials could increase costs, affect the timing and outcome of our planned clinical trial or future clinical trials and result in delays to our current development plan for our product candidates. If we have difficulty enrolling a sufficient number of individuals to conduct our clinical trials as planned, we may need to delay, limit, or terminate ongoing or planned clinical trials, any of which would harm our business, financial condition, results of operations, and prospects.

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

In addition to side effects caused by the product candidate itself, the administration procedure also can cause side effects. As part of our genetic medicine platform, we are developing a delivery device to administer our product candidates to the inner ear. The delivery device is intended to be used as part of a delivery system consisting of three components (the delivery device, a syringe, and a syringe pump) that allow for the controlled delivery of our product candidates. Although the delivery approach we have developed is based on common surgical techniques used in clinical practice, it requires training in order to administer. Moreover, any surgical procedure runs risks related to infection and damage to parts of the body adjacent to the treated area. In addition, until we are able to test the device and procedure on humans, we cannot be certain that our delivery approach will be successful. If side effects were to occur in connection with the surgical procedure during our planned clinical trial, or if we fail to successfully apply our delivery approach in humans, our clinical trial could be suspended or terminated.

If in the future we are unable to demonstrate that such side effects were not caused by our product candidates, or delivery approach, FDA could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could cause our reputation to suffer and affect potential participant recruitment or the ability of enrolled participants to complete the trial. Moreover, if we elect, or are required, to delay, suspend, or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition, results of operations, and prospects significantly.

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

While many companies focus on gene therapies targeting blood, eye, muscle, and neurologic disorders, we are aware of certain companies with active development programs in the hearing space. Decibel Therapeutics, Inc., or Decibel, is focused on hearing and balance disorders. Decibel’s lead therapeutic candidate is being investigated for the prevention of ototoxicity associated with cisplatin chemotherapy. Decibel has announced a potential gene therapy for OTOF related hearing loss, DB-OTO, and has projected that it will file an IND or clinical trial application, or CTA, in 2022 and, subject to the acceptance of an IND or CTA, that it expects to initiate a Phase 1/2 clinical trial in 2022. Decibel is also pursuing additional preclinical gene therapy programs, AAV.103 and AAV.104, targeting hearing loss resulting from other monogenic forms of hearing loss. AAV.103 is a preclinical gene therapy program for hearing loss caused by a mutation in the GJB2 gene and Decibel expects to identify a product candidate for AAV.103 in 2022. Decibel anticipates announcing a target for its AAV.104 program in patients with autosomal recessive hearing disorders in 2021. Decibel has also announced that it is co-developing DB-OTO, AAV.103, and AAV.104 with Regeneron Pharmaceuticals, Inc., and that it retains worldwide commercial rights. In addition to pursuing gene therapies for monogenic forms of hearing loss, Decibel is also pursuing gene therapies for hair cell regeneration within the inner ear. Decibel has stated its plans to announce a target for a cochlear hair cell regeneration program in 2022.

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

Otonomy, Inc. and Applied Genetic Technologies Corporation have entered into a strategic collaboration to co-develop and co-commercialize OTO-825, an AAV-based gene therapy, to restore hearing in individuals with sensorineural hearing loss caused by a mutation in the GJB2 gene. Otonomy has announced that the pre-IND meeting for OTO-825 is complete and IND-enabling activities are underway with an IND filing anticipated in first half of 2023.

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

Additionally, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2021 report from the Office of the United States Trade Representative identified a number of countries on their priority watch list, including China, Russia, Argentina, Chile, Saudi Arabia, Ukraine, Indonesia, Venezuela, and India, where challenges to the procurement and enforcement of patent rights have been reported. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As of June 30, 2021, we have filed to register trademarks with the USPTO, and also have registered trademarks in certain jurisdictions outside of the United States, for the mark “Akouos”, the Akouos logo, the mark “Resonate”, the mark “Resonate By Akouos”, and the Resonate logo. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

We have received a rare pediatric disease designation for AK-OTOF and may seek a rare pediatric disease designation for one or more of our other product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. For the purposes of this program, a “rare pediatric disease” is a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) rare disease or conditions within the meaning of the Orphan Drug Act. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. In April 2021, we received a rare pediatric disease designation for AK-OTOF.

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

We have received orphan drug designations for AK-OTOF but we may not be able to obtain orphan drug exclusivity for one or more of our other product candidates, and even if we do, that exclusivity may not prevent FDA or EMA from approving other competing products.

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

In order for FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and FDA issued recent draft guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, FDA can subsequently approve the same product for the same condition if FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In April 2021, FDA granted orphan drug designation for AK-OTOF, and in July 2021, the European Commission granted orphan drug designation for AK-OTOF.

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

We are developing AK-OTOF and our other product candidates as a biologic-device combination for administration directly to the cochlea, or the organ in the inner ear responsible for hearing, using our delivery approach. There are currently no approved fluids, drugs, or biologics that are delivered directly into the cochlea and, as such, no delivery device is available to facilitate this route of delivery. We are developing a delivery device as part of our novel delivery approach. This approach also relies on ancillary delivery system components, including a syringe and a syringe pump to be used with the delivery device, which introduce additional regulatory and other risks. We may experience delays in obtaining regulatory approval of AK-OTOF and our other product candidates given the increased complexity of the review process when approval of a biologic and a delivery device is sought under a single marketing application. The delivery will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. AK-OTOF may be regulated as a biologic-device combination product, which requires coordination within FDA for review of the product candidate’s device and biologic components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application may be sufficient for the approval of a combination product, FDA may determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring our combination product to market. Although FDA has systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidate due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product. Furthermore, we may elect to pursue the de novo pathway for our delivery device within the Center for Devices and Radiological Heath of FDA. The decision to seek a de novo pathway may cause us to experience regulatory delays that could adversely impact our development timelines.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA and on June 17, 2021, the U.S. Supreme Court dismissed the case and sustained the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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

We are highly dependent on the research and development, clinical, financial, operational, and other business expertise of our executive officers, as well as the other principal members of our management, scientific, manufacturing, and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal, and sales and marketing personnel will also be critical to our success.

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

As of July 30, 2021, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 33.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

As of June 30, 2021, we have invested the unused net proceeds from the IPO in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

Item 5. Other Information

On August 10, 2021, the compensation committee of our board of directors authorized us to enter into new employment agreements, effective as of August 12, 2021, with each member of our executive management team, with the exception of Emmanuel Simons, our Chief Executive Officer. The following summary describes the material terms of the new employment agreements we will enter into with each of our executive officers, other than Dr. Simons, including our “named executive officers” for the year ended December 31, 2020.

The employment agreements set forth each executive officer’s title, the base salary and target bonus percentage, as well as each executive officer’s right to employee benefits and other perquisites. Sachiyo Minegishi, our Chief Financial Officer, will be paid a base salary of not less than $393,300 and is eligible for a target annual bonus equal to 40% of her base salary. Jennifer Wellman, our Chief Operating Officer, will be paid a base salary of not less than $402,800 and is eligible for a target annual bonus equal to 40% of her base salary. Each executive officer’s base salary is subject to annual review and increase, and payment of annual bonuses is subject to attainment of performance targets established by the board of directors (or a committee thereof) and our board of directors’ assessment of the executive officer’s performance and our performance. The employment agreements provide that the executive officers are eligible to receive equity awards on such terms as determined by the board of directors, to participate in any and all benefit programs offered generally to our employees, to receive paid time off pursuant to our policy, and to reimbursement of reasonable business and travel expenses.

The employment agreements further provide that, in the event the executive officer’s employment is either terminated by us without cause or terminated by the executive officer for “good reason,” in either case prior to or more than 12 months following a “change of control,” and the executive officer has been employed by us for at least one year, then subject to the execution and effectiveness of a separation and release agreement, the executive officer will be entitled to receive (i) an amount equal to nine months of base salary payable on our regular payroll practices and (ii) payment of the monthly employer COBRA premium for up to nine months. In the event the executive officer’s employment is either terminated by us, without cause, or terminated by the executive officer for “good reason,” in either case within 12 months following a “change of control,” and the executive officer has been employed by us for at least one year, then subject to the execution and effectiveness of a separation and release agreement, the executive officer will be entitled to receive (i) 12 months of base salary payable in a lump sum; (ii) an amount equal to the executive officer’s annual bonus target amount for the year in which the termination occurs, payable as a lump sum; and (iii) payment of the monthly employer COBRA premium for up to 12 months. In addition, if within 12 months following a “change of control,” the executive officer’s employment is terminated by us without “cause” or by the executive officer for “good reason,” then subject to the execution and effectiveness of the separation and release agreement, all outstanding and unvested stock options and other equity awards held by the executive officer that vest based solely on the passage of time become fully vested and exercisable. The terms “cause,” “change of control” and “good reason” are each defined in the agreements.

The new employment agreements described herein will supersede each executive officer’s prior offer letter or employment agreement with us.

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

10.1	*	Employment Agreement by and between the registrant and Sachiyo Minegishi, dated as of August 12, 2021
10.2	*	Employment Agreement by and between the registrant and Jennifer Wellman, dated as of August 12, 2021
10.3	*	Employment Agreement by and between the registrant and Michael McKenna, dated as of August 12, 2021
10.4	*	Employment Agreement by and between the registrant and Greg Robinson, dated as of August 12, 2021

31.1	*

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

32.1	**	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

AKOUOS, INC.

Date: August 12, 2021	By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer
Date: August 12, 2021	By:	(Principal Executive Officer) /s/ Sachiyo Minegishi
Sachiyo Minegishi, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)