Form 10-Q
period 2021-09-30
Akouos, Inc.
filed 2021-11-12
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 34,493,896 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. These risks include, but are not limited to, the following:

●	we have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future. Our net loss was $22.9 million for the quarter ended September 30, 2021 and $13.1 million for the quarter ended September 30, 2020;
●	we have a limited operating history and are very early in our development efforts, all of our product candidates, including AK-OTOF and AK-antiVEGF, are still in preclinical development, and we may be unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates;
●	we expect that we will need to raise additional funding before we can expect to complete clinical development of any product candidates or become profitable from any future sales of approved products;

●	the manufacture of genetic medicine products is complex and difficult, and we could experience manufacturing problems that result in delays in our development or commercialization programs;
●	we currently rely, and expect to continue to rely, on third-party manufacturers to produce nonclinical and clinical supply of our product candidates and we have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third-party manufacturers, and we could experience further delays in the development or commercialization of our product candidates, including delays related to COVID-19, other natural disasters, or supply chain shortages or delays;
●	the COVID-19 pandemic could continue to adversely impact our business, including our manufacturing activities, nonclinical studies, and planned clinical trials;
●	we have not tested any of our product candidates in clinical trials, and the outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials or commercial success;
●	nonclinical and clinical development involve a lengthy and expensive process with an uncertain outcome, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	if we do not achieve our projected development goals in the timeframes we announce and expect, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business;
●	our product candidates are based on a relatively novel technology with which there is little clinical experience, which makes it difficult to predict the time and cost development and of subsequently obtaining regulatory approval, if at all;
●	AK-OTOF and our other product candidates will be a biologic-device combination involving a novel delivery approach, which may result in additional regulatory and other risks;
●	even if we complete the necessary nonclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect;
●	the conditions we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	we may not be successful in our efforts to build a pipeline of additional product candidates;
●	if we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;
●	our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	if we fail to comply with our obligations under our existing or any future license agreements, we could lose intellectual property rights that are important to our business; and
●	we may not be successful in our efforts to develop our product candidates or to build a pipeline of additional product candidates if we fail to retain and attract key personnel.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AKOUOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$114,626	$68,932
Marketable securities	135,032	239,078
Prepaid expenses and other current assets	4,845	2,626
Total current assets	254,503	310,636
Property and equipment, net	19,516	15,388
Operating lease right‑of‑use assets	20,624	5,964
Restricted cash	2,448	1,317
Other assets	363	45
Total assets	$297,454	$333,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,067	$895
Accrued expenses and other current liabilities	11,412	8,699
Operating lease liabilities	637	1,115
Total current liabilities	13,116	10,709
Operating lease liabilities, net of current portion	28,114	12,027
Total liabilities	41,230	22,736
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 34,492,507 shares issued and outstanding at September 30, 2021 and 34,383,719 shares issued and outstanding at December 31, 2020	3	3
Additional paid‑in capital	399,690	392,322
Accumulated other comprehensive income	(13)	13
Accumulated deficit	(143,456)	(81,724)
Total stockholders’ equity	256,224	310,614
Total liabilities and stockholders’ equity	$297,454	$333,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$17,399	$8,641	$45,776	$26,612
General and administrative	5,513	4,478	16,068	9,646
Total operating expenses	22,912	13,119	61,844	36,258
Loss from operations	(22,912)	(13,119)	(61,844)	(36,258)
Other income (expense):
Interest income	483	21	1,546	201
Other income (expense), net	(477)	9	(1,434)	5
Total other income, net	6	30	112	206
Net loss	$(22,906)	$(13,089)	$(61,732)	$(36,052)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.85)	$(1.80)	$(3.01)
Weighted‑average common shares outstanding, basic and diluted	34,436,793	15,334,241	34,360,274	11,991,870
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(31)	8	(26)	8
Total other comprehensive income (loss)	(31)	8	(26)	8
Total comprehensive loss	$(22,937)	$(13,081)	$(61,758)	$(36,044)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2020	34,383,719	$3	$392,322	$13	$(81,724)	$310,614
Issuance of common stock upon exercise of stock options	62,197	—	225	—	—	225
Vesting of restricted common stock from early‑exercised stock options	—	—	21	—	—	21
Stock‑based compensation expense	—	—	2,000	—	—	2,000
Net loss	—	—	—	—	(16,086)	(16,086)
Unrealized gain (loss) on marketable securities	—	—	—	28	—	28
Balances at March 31, 2021	34,445,916	3	394,568	41	(97,810)	296,802
Issuance of common stock upon exercise of stock options	7,323	—	28	—	—	28
Vesting of restricted common stock from early‑exercised stock options	—	—	5	—	—	5
Stock‑based compensation expense	—	—	2,456	—	—	2,456
Net loss	—	—	—	—	(22,740)	(22,740)
Unrealized gain (loss) on marketable securities	—	—	—	(23)	—	(23)
Balances at June 30, 2021	34,453,239	3	397,057	18	(120,550)	276,528
Issuance of common stock upon exercise of stock options	39,268	—	140	—	—	140
Vesting of restricted common stock from early‑exercised stock options	—	—	5	—	—	5
Stock‑based compensation expense	—	—	2,488	—	—	2,488
Net loss	—	—	—	—	(22,906)	(22,906)
Unrealized gain (loss) on marketable securities	—	—	—	(31)	—	(31)
Balances at September 30, 2021	34,492,507	$3	$399,690	$(13)	$(143,456)	$256,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2019	178,349,005	$58,690	997,165	$—	$323	$—	$(33,124)	$(32,801)
Issuance of common stock upon exercise of stock options	—	—	13,630	—	7	—	—	7
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	12	—	—	12
Stock‑based compensation expense	—	—	—	—	111	—	—	111
Issuance of Series B convertible preferred stock, net of issuance costs of $228	221,399,223	104,837	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,440)	(10,440)
Balances at March 31, 2020	399,748,228	163,527	1,010,795	—	453	—	(43,564)	(43,111)
Issuance of common stock upon exercise of stock options	—	—	15,181	—	31	—	—	31
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	7	—		7
Stock‑based compensation expense	—	—	—	—	490	—		490
Conversion of convertible preferred stock to common stock	(399,748,228)	(163,527)	18,969,672	2	163,510	—	—	163,512
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	14,375,000	1	223,849	—	—	223,850
Net loss	—	—	—	—	—	—	(12,523)	(12,523)
Balances at June 30, 2020	—	—	34,370,648	3	388,340	—	(56,087)	332,256
Issuance of common stock upon exercise of stock options	—	—	3,700		3	—	—	3
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	—	—	54	—	—	54
Stock‑based compensation expense	—	—	—	—	2,076	—	—	2,076
Net loss	—	—	—	—	—	—	(13,089)	(13,089)
Unrealized gain on marketable securities	—	—	—	—	—	8	—	8
Balances at September 30, 2020	—	$—	34,374,348	$3	$390,473	$8	$(69,176)	$321,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(61,732)	$(36,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,842	1,433
Net amortization of premiums and accretion of discounts on marketable securities	1,389	(10)
Amortization of operating lease right-of-use assets	879	179
Stock‑based compensation expense	6,944	2,677
Loss on disposal of property and equipment	73	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,219)	(1,093)
Accounts payable	172	348
Other assets	35	—
Operating lease liabilities	70	(392)
Accrued expenses and other current liabilities	4,751	2,582
Net cash used in operating activities	(47,796)	(30,328)
Cash flows from investing activities:
Purchases of property and equipment	(8,114)	(3,234)
Purchases of marketable securities	(151,370)	(141,434)
Proceeds from sales or maturities of marketable securities	254,001	—
Net cash provided by (used in) investing activities	94,517	(144,668)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	—	104,837
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	227,269
Payments of finance lease obligations	(189)	(189)
Proceeds from exercise of stock options	393	42
Payments of initial public offering costs	—	(3,419)
Payments of offering costs	(100)	—
Net cash provided by financing activities	104	328,540
Net increase in cash, cash equivalents and restricted cash	46,825	153,544
Cash, cash equivalents and restricted cash at beginning of period	70,249	26,395
Cash, cash equivalents and restricted cash at end of period	$117,074	$179,939
Supplemental cash flow information:
Cash paid for interest	$1	$5
Supplemental disclosure of non‑cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$157
Deferred offering costs included in accounts payable and accrued expenses	$253	$—
Operating lease liabilities arising from obtaining right‑of‑use assets	$9,946	$—
Vesting of common stock subject to repurchase	$31	$73
Remeasurement of operating lease right-of-use asset for lease modification	$5,592	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$114,626	$178,622
Restricted cash	2,448	1,317
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$117,074	$179,939

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

In August 2021, the Company entered into a sales agreement, or the ATM Sales Agreement, with Cowen and Company, LLC, or Cowen, to issue and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $100.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company agreed to pay Cowen a commission of 3.0% of the aggregate gross proceeds of any shares sold by Cowen under the ATM Sales Agreement. As of September 30, 2021, no sales have been made pursuant to the ATM Sales Agreement.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2021, the Company had an accumulated deficit of $143.5 million.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the pandemic. The pandemic and government measures taken in response have had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The Company has experienced manufacturing delays at its third-party manufacturers, including delays related to the COVID-19 pandemic, and may experience additional delays in the future, including supply chain delays or shortages, which could further delay product development timelines. The future progression of the pandemic and its continued effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete nonclinical studies, delay the initiation of its planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. In particular, the Company and its third-party manufacturers and contract research organizations, or CROs, may face additional disruptions that may affect the Company’s ability to initiate and complete nonclinical studies, obtain nonclinical and clinical supplies, and initiate clinical trial sites. The pandemic may cause significant disruptions in the financial markets, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide, which could result in adverse effects on the Company’s business and operations.

As described above, to date, the Company has experienced a business disruption at its third-party manufacturers, including delays related to the COVID-19 pandemic. The Company is continuing to monitor the impact of the COVID-19 pandemic on its business and financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. The extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “Annual Report on Form 10-K”).

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-12 as of the required effective date of January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are SEC filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 was effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$113,826	$—	$—	$113,826
Restricted cash:
Money market funds	2,448	—	—	2,448
Marketable securities:
U.S. Treasury notes	—	135,032	—	135,032
	$116,274	$135,032	$—	$251,306

	Fair Value Measurements at
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,016	$—	$—	$68,016
Restricted cash:
Money market funds	1,292	—	—	1,292
Marketable securities:
U.S. Treasury notes	—	239,078	—	239,078
	$69,308	$239,078	$—	$308,386

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of September 30, 2021, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2, and Level 3.

4. Marketable Securities

As of September 30, 2021 and December 31, 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows (in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$135,045	$6	$(19)	$135,032
	$135,045	$6	$(19)	$135,032

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$239,065	$16	$(3)	$239,078
	$239,065	$16	$(3)	$239,078

At September 30, 2021, all available-for-sale marketable securities had contractual maturities of less than two years. At December 31, 2020, all available-for-sale marketable securities had contractual maturities of less than one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$6,907	$4,576
Furniture and fixtures	600	461
Leasehold improvements	15,871	8,915
Construction in progress	299	3,755
	23,677	17,707
Less: Accumulated depreciation and amortization	(4,161)	(2,319)
	$19,516	$15,388

Depreciation and amortization expense for the three and nine months ended September 30, 2021 was approximately $0.7 million and $1.8 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2020 was approximately $0.5 million and $1.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Accrued external research, development, and manufacturing expenses	$7,556	$2,442
Accrued employee compensation and benefits	2,306	2,438
Accrued professional fees	1,389	1,175
Payments due for leasehold improvements	—	2,071
Other	161	573
	$11,412	$8,699

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

8. Stockholders’ Equity

Common Stock

As of September 30, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

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

In August 2021, the Company entered into the ATM Sales Agreement with Cowen to issue and sell from time to time at prevailing market prices, up to $100.0 million in shares of the Company’s common stock. As of September 30, 2021, the Company has not yet issued or sold any securities under the ATM Sales Agreement.

Preferred Stock

As of September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2021, no shares of preferred stock were issued or outstanding.

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

During the year ended December 31, 2020, the Company increased the number of shares of common stock authorized for issuance under the 2016 plan from 1,508,669 to 3,722,685 shares. As of September 30, 2021 and December 31, 2020, no shares remained available for future issuance under the 2016 Plan.

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

As of September 30, 2021, the total number of shares of common stock available for issuance under the 2020 Plan is 4,580,104 shares.

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

As of September 30, 2021, the total number of shares of common stock available for issuance under the 2020 ESPP is 704,488.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,674,687	$9.92	9.1	$38,170
Granted	1,347,290	$16.41
Exercised	(108,788)	$3.60
Forfeited	(415,439)	$11.20
Outstanding as of September 30, 2021	4,497,750	$11.89	8.6	$14,115
Vested and expected to vest as of September 30, 2021	4,497,750	$11.89	8.6	$14,115
Options exercisable as of September 30, 2021	1,258,811	$8.30	7.8	$6,646

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2021 and 2020 was $8.24 per share and $17.81 per share, respectively. The weighted-average grant-date fair value of stock options outstanding during the nine months ended September 30, 2021 and 2020 was $11.12 per share and $7.08 per share, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2020	47,731
Vested	(29,890)
Unvested restricted common stock as of September 30, 2021	17,841

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of September 30, 2021 and December 31, 2020, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

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

The Company did not grant or sell restricted common stock awards during 2020 or the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million.

The following table summarizes the Company’s restricted common stock award activity for the nine months ended September 30, 2021:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2020	93,908	$0.0529
Vested	(83,409)	0.0347
Unvested restricted common stock as of September 30, 2021	10,499	$0.1334

The total fair value of restricted common stock vested during the three and nine months ended September 30, 2021 was less than $0.1 million.

Stock-Based Compensation

The Company records compensation cost for all stock-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Research and development expenses	$1,031	$399	$3,216	$617
General and administrative expenses	1,457	1,677	3,728	2,060
	$2,488	$2,076	$6,944	$2,677

As of September 30, 2021, there was $28.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

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

During the three and nine months ended September 30, 2021 and 2020, the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the three and nine months ended September 30, 2021 and 2020, the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

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

The Company entered into an agreement in January 2021 that amended the 2018 Lease. Under the amended lease, the Company’s leased space expanded the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extended the term of the 2018 Lease for an additional ten-year term. The term extension of existing square feet under the 2018 Lease is accounted for as a lease modification, which resulted in the remeasurement of the existing right-of-use asset and lease liability of $5.9 million and $13.1 million, respectively, to $11.5 million and $18.7 million, respectively, in January 2021, the effective date of the amended lease agreement, and is accounted for as an operating lease. The lease term of the additional leased premises commenced in April 2021, which was the point at which the Company obtained control of the leased premises. On commencement date the Company recorded a right-of-use asset and lease liability of $9.9 million, respectively, and is accounted for as an operating lease.

The amended 2018 Lease included a landlord-provided tenant improvement allowance of up to $7.1 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the amended 2018 Lease and, as such, reflected the $7.1 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2021. As of September 30, 2021, the Company has not yet incurred any leasehold improvement costs related to the amended 2018 Lease that were paid for by the lessor.

The lease disclosures for the three and nine months ended September 30, 2021 in these financial statements have been adjusted for the modification of the current lease.

The Company also leased laboratory equipment under an agreement which was classified as a finance lease. This lease ended in September 2021 and the Company exercised its purchase option for $1. As of September 30, 2021, the financing lease liability was fully amortized to $0 and the financing lease asset of $0.2 million will be depreciated over the remaining economic life of two years.

The components of the Company’s lease expense are as follows (in thousands):

September 30,
2021

Operating lease cost	$2,729
Variable lease cost	$161
Finance lease cost:
Amortization of lease assets	$82
Interest on lease liabilities	1
Total finance lease cost	$83

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

September 30,
2021

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,782
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$1
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$189

The weighted-average remaining lease term and discount rate were as follows:

	September 30,	December 31,
	2021	2020

Weighted‑average remaining lease term (in years) used for:
Operating leases	10.25	7.17
Finance leases	—	0.75
Weighted‑average discount rate used for:
Operating leases	10.00%	10.00%
Finance leases	N/A	1.99%

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

Future annual lease payments under the 2018 Lease, as amended, as of September 30, 2021 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2021	$599
2022	(3,911)
2023	5,020
2024	5,611
2025	5,785
Thereafter	40,378
Total future lease payments	53,482
Less: Imputed interest	(24,731)
Total lease liabilities	$28,751

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		September 30,	December 31,
Leases	Consolidated Balance Sheet Classification (unaudited)	2021	2020
Assets:
Operating lease assets	Operating lease right‑of‑use assets	$20,624	$5,964
Finance lease assets	Property and equipment, net	218	300
Total lease assets		$20,842	$6,264
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$637	$1,115
Finance lease liabilities	Accrued expenses and other current liabilities	—	188
Non‑current:
Operating lease liabilities	Operating lease liabilities, net of current portion	28,114	12,027
Total lease liabilities		$28,751	$13,330

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss attributable to common stockholders	$(22,906)	$(13,089)	$(61,732)	$(36,052)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	34,436,793	15,334,241	34,360,274	11,991,870
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.85)	$(1.80)	$(3.01)

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

	September 30,
	2021	2020

Unvested restricted common stock	28,340	176,037
Stock options to purchase common stock	4,497,750	2,861,128
	4,526,090	3,037,165

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

We reported a net loss of $22.9 and $61.7 million for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $143.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

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

To date, we have experienced a business disruption at our third-party manufacturers, specifically manufacturing delays, including delays related to the COVID-19 pandemic. We are continuing to monitor the impact of the COVID-19 pandemic on our business and financial statements. We have not incurred impairment losses in the carrying values of our assets as a result of the pandemic. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding work-from-home practices for non-essential employees as well as return-to-work policies and procedures. As a result, we have modified our business practices, including implementing work-from-home and return-to-work policies for employees in accordance with guidance from, and requirements by, federal and state authorities. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change

		(in thousands)
Operating expenses:
Research and development	$17,399	$8,641	$8,758
General and administrative	5,513	4,478	1,035
Total operating expenses	22,912	13,119	9,793
Loss from operations	(22,912)	(13,119)	(9,793)
Other income (expense):
Interest income	483	21	462
Other income (expense), net	(477)	9	(486)
Total other income, net	6	30	(24)
Net loss	$(22,906)	$(13,089)	$(9,817)

Research and Development Expenses

	Three Months Ended
	September 30,
	2021	2020	Change

		(in thousands)
Direct research and development expenses by program:
AK‑OTOF	$5,848	$2,610	$3,238
AK-antiVEGF	899	159	740
Other early‑stage programs	824	99	725
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	999	368	631
Personnel related (including stock‑based compensation)	5,738	3,140	2,598
Facility related and other	3,091	2,265	826
Total research and development expenses	$17,399	$8,641	$8,758

Research and development expenses were $17.4 million for the three months ended September 30, 2021, compared to $8.6 million for the three months ended September 30, 2020. The increase of $3.2 million in direct costs related to our AK-OTOF program was primarily due to increased manufacturing costs of $2.6 million and increased external research costs of $0.8 million, partially offset by lower sponsored research agreement costs of $0.2 million. The increase of $0.7 million in direct costs related to our AK-antiVEGF program was primarily due to increased nonclinical toxicology studies and manufacturing costs. The increase of $0.7 million in research and development expenses for our other early-stage programs was primarily due to advancement of research in our existing early-stage programs.

The increase of $0.6 million in platform-related external costs was primarily due to increases in spending related to the development of our novel delivery approach. The increase of $2.6 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $1.0 million for the three months ended September 30, 2021 and $0.4 million for the three months ended September 30, 2020. The increase of $0.8 million in facility related and other costs was primarily due to an increase in facility and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Personnel related (including stock‑based compensation)	$3,110	$3,282	$(172)
Professional and consultant fees	1,184	798	386
Facility related and other	1,219	398	821
Total general and administrative expenses	$5,513	$4,478	$1,035

General and administrative expenses for the three months ended September 30, 2021 were $5.5 million, compared to $4.5 million for the three months ended September 30, 2020. Personnel-related costs decreased by $0.2 million primarily as a result of a one-time charge of $1.3 million related to separation costs of a former employee that we incurred during the three months ended September 30, 2020, partially offset by the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $1.5 million for the three months ended September 30, 2021 and $1.7 million for the three months ended September 30, 2020. The increase of $0.4 million in professional and consultant fees was related to increased patent activities and increases in professional fees related to legal and accounting services. The increase in facility-related and other expenses of

$0.8 million was primarily due to an increase in facility costs and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

Other Income (Expense), Net

Interest Income. Interest income was $0.5 million and less than $0.1 million, respectively, for each of the three months ended September 30, 2021 and 2020, consisting of interest earned on invested cash balances.

Other Income (Expense), Net. Other expense, net was $0.5 million for the three months ended September 30, 2021 and was primarily related to net amortization of premiums and accretion of discounts on marketable securities. Other income, net for the three months ended September 30, 2020 was less than $0.01 million and was related to our finance lease liabilities.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$45,776	$26,612	$19,164
General and administrative	16,068	9,646	6,422
Total operating expenses	61,844	36,258	25,586
Loss from operations	(61,844)	(36,258)	(25,586)
Other income (expense):
Interest income	1,546	201	1,345
Other income (expense), net	(1,434)	5	(1,439)
Total other income, net	112	206	(94)
Net loss	$(61,732)	$(36,052)	$(25,680)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Direct research and development expenses by program:
AK‑OTOF	$14,208	$8,425	$5,783
AK-antiVEGF	3,365	492	2,873
Other early‑stage programs	2,219	1,520	699
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	2,496	1,367	1,129
Personnel related (including stock‑based compensation)	15,275	8,761	6,514
Facility related and other	8,213	6,047	2,166
Total research and development expenses	$45,776	$26,612	$19,164

Research and development expenses were $45.8 million for the nine months ended September 30, 2021, compared to $26.6 million for the nine months ended September 30, 2020. The increase of $5.8 million in direct costs related to our AK-OTOF program was primarily due to increased manufacturing costs of $5.2 million and increased external research costs of $0.4 million. The increase of $2.9 million in direct costs related to our AK-antiVEGF program was primarily due to increased nonclinical toxicology studies and manufacturing costs. The increase of $0.7 million in research and development expenses for our other early-stage programs was primarily due to advancement of research in our existing early-stage programs.

The increase of $1.1 million in platform-related external costs was primarily related to increases in spending related to the development of our novel delivery approach. The increase of $6.5 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $3.2 million for the nine months ended September 30, 2021 and $0.6 million for the nine months ended September 30, 2020. The increase of $2.2 million in facility related and other costs was primarily due to an increase in facility costs and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Personnel related (including stock‑based compensation)	$9,127	$6,291	$2,836
Professional and consultant fees	3,643	2,556	1,087
Facility related and other	3,298	799	2,499
Total general and administrative expenses	$16,068	$9,646	$6,422

General and administrative expenses for the nine months ended September 30, 2021 were $16.1 million, compared to $9.6 million for the nine months ended September 30, 2020. Personnel-related costs increased by $2.8 million primarily as a result of the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $3.7 million for the nine months ended September 30, 2021 and $2.1 million for the nine months ended September 30, 2020. The increase of $1.1 million in professional and consultant fees was related to increased patent activities and increases in professional fees related to legal and accounting services. The increase in facility-related and other expenses of $2.5 million was primarily due to an increase in facility costs and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

Other Income (Expense)

Interest Income. Interest income was $1.5 million and $0.2 million, respectively, for each of the nine months ended September 30, 2021 and 2020, consisting of interest earned on invested cash balances.

Other Income (Expense), Net. Other expense, net was $1.4 million for the nine months ended September 30, 2021 and was primarily related to net amortization of premiums and accretion of discounts on marketable securities. Other income, net for the nine months ended September 30, 2020 was less than $0.01 million and was primarily related to net amortization of premiums and accretion of discounts on marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and through proceeds from our IPO. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $249.7 million.

On June 30, 2020, we completed our IPO and issued and sold 14,375,000 shares of our common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

In August 2021, we entered into a sales agreement, or the ATM Sales Agreement, with Cowen and Company, LLC, to issue and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $100.0 million. The shares that may be sold pursuant to the ATM Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC on August 20, 2021. We have not yet issued or sold any securities under the ATM Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(47,796)	$(30,328)
Cash provided by (used in) investing activities	94,517	(144,668)
Cash provided by financing activities	104	328,540
Net increase in cash, cash equivalents and restricted cash	$46,825	$153,544

Operating Activities

During the nine months ended September 30, 2021, operating activities used $47.8 million of cash, primarily resulting from our net loss of $61.7 million, partially offset by non-cash charges of $11.1 million and net cash provided by changes in our operating assets and liabilities of $2.8 million.

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

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $94.5 million, related to proceeds from sales or maturities of marketable securities of $254.0 million, partially offset by purchases of marketable securities of $151.4 million and purchases of property and equipment of $8.1 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $144.7 million, related to the purchases of marketable securities of $141.4 million and purchases of property and equipment of $3.2 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $0.1 million, consisting primarily of proceeds from the exercise of stock options, partially offset by payments on our finance lease obligation and payments related to our offering costs.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2021, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021.

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

During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021, and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2021, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $61.7 million for the nine months ended September 30, 2021, and $48.6 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $143.5 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, and proceeds from the sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially in the foreseeable future as we:

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $249.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trials and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

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

We believe that the high demand for clinical genetic medicine material and a scarcity of potential third-party manufacturers may cause long lead times for establishing manufacturing capabilities for genetic medicine drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing process development may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing slots. We have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at a third-party manufacturer and may experience additional delays in the future at third-party manufacturers. Any delay in the manufacturing of our nonclinical or clinical supplies, whether from an existing or alternative third-party manufacturers, transition to an alternative third-party manufacturer, or from our internal manufacturing capabilities, would likely further delay our product development timelines. There may also be long lead times to manufacture or procure starting materials such as plasmids and cell lines, especially for high-quality starting materials that are cGMP compliant. In particular, plasmids, cell lines and other starting materials for genetic medicine manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our genetic medicine programs is highly dependent on these suppliers providing us or our third-party manufacturers with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials, or any damage to such starting materials, would likely delay our manufacturing and development timelines.

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

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture genetic medicine products. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than other companies that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption or delay in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our studies or trials in accordance with regulatory requirements or our stated study plans and trial protocols, we will not be able to complete, or may be delayed in completing, the nonclinical studies and clinical trials required to support IND submissions and future approval of our product candidates. Switching manufacturers may involve substantial costs and may result in a delay in our desired clinical and commercial timelines.

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

As of September 30, 2021, we have filed to register trademarks with the USPTO, and also have registered trademarks in certain jurisdictions outside of the United States, for the mark “Akouos”, the Akouos logo, the mark “Resonate”, the mark “Resonate By Akouos”, and the Resonate logo. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

In 2017, Congress passed FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017 but have not yet been approved or licensed by FDA. We do not know if, when, or how FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

As of October 29, 2021, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 34.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Future sales of shares of our common stock, including by us, employees and significant stockholders, could negatively affect our stock price.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units, depository shares, subscription rights, purchase contracts, and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into a Sales Agreement, or the ATM Sales Agreement, with Cowen and Company, LLC pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $100 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2021, we had not sold any shares of common stock pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, pursuant to the ATM Sales Agreement or through any other means, could also lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.

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

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On June 30, 2020, we closed our initial public offering, or IPO, of common stock pursuant to a registration statement on Form S-1 (File No. 333-238977), which was declared effective by the Securities and Exchange Commission, or SEC, on June 25, 2020.

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

As of September 30, 2021, we have invested the unused net proceeds from the IPO in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

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

10.1

Employment Agreement by and between the registrant and Sachiyo Minegishi, dated as of August 12, 2021 (incorporated by reference to Exhibit 10.1 to the registration’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2021)

10.2

Employment Agreement by and between the registrant and Jennifer Wellman, dated as of August 12, 2021 (incorporated by reference to Exhibit 10.2 to the registration’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2021)

10.3

Employment Agreement by and between the registrant and Michael McKenna, dated as of August 12, 2021 (incorporated by reference to Exhibit 10.3 to the registration’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2021)

10.4

Employment Agreement by and between the registrant and Greg Robinson, dated as of August 12, 2021 (incorporated by reference to Exhibit 10.4 to the registration’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2021)

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

AKOUOS, INC.

Date: November 12, 2021	By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer
Date: November 12, 2021	By:	(Principal Executive Officer) /s/ Sachiyo Minegishi
Sachiyo Minegishi, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)