Form 10-K
period 2021-12-31
Akouos, Inc.
filed 2022-03-29
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $298,528,331. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 21, 2022 was 34,605,067.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report include, among other things, statements about:

●	the initiation, timing, progress, and results of our current and future nonclinical studies and clinical trials and our research and development programs, including our timing of when we will submit an investigational new drug application for our product candidates AK-OTOF, for otoferlin gene (OTOF)-mediated hearing loss, and AK-antiVEGF, for vestibular schwannoma, to the U.S. Food and Drug Administration;

●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing, and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;

●	our plans to develop and, if approved, subsequently commercialize our product candidates;

●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for, our product candidates;

●	our expectations regarding our regulatory strategy;

●	the potential advantages of our product candidates;

●	the rate and degree of market acceptance and clinical utility of our product candidates;

●	our estimates regarding the potential addressable patient population for our product candidates;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

●	our intellectual property position;

●	our ability to identify additional products, product candidates, or technologies with significant commercial potential that are consistent with our commercial objectives;

●	the impact of government laws and regulations;

●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;

●	developments and expectations regarding developments and projections relating to our competitors and our industry;

●	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition;

●	our ability to maintain and establish collaborations or obtain additional funding; and

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report with the Securities and Exchange Commission, or the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

SUMMARY OF RISK FACTORS

              Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Item 1A of this Annual Report. These risks include, but are not limited to, the following:

•

we have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future. Our net loss was $86.7 million for the year ended December 31, 2021 and $48.6 million for the year ended December 31, 2020;

•	we have a limited operating history and are very early in our development efforts, all of our product candidates, including AK-OTOF and AK-antiVEGF, are still in preclinical development, and we may be unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates;

•	we expect that we will need to raise additional funding before we can expect to complete clinical development of any product candidates or become profitable from any future sales of approved products;

•	the manufacture of genetic medicine products is complex and difficult, and we could experience manufacturing problems that result in delays in our development or commercialization programs;
•	we currently rely, and expect to continue to rely, on third-party manufacturers to produce nonclinical and clinical supply of our product candidates and we have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third party manufacturers, and we could experience further delays in the development or commercialization of our product candidates, including delays related to COVID-19, other natural disasters, or supply chain shortages or delays;
•	the COVID-19 pandemic could continue to adversely impact our business, including our manufacturing activities, nonclinical studies, and planned clinical trials;

•	we have not tested any of our product candidates in clinical trials, and the outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials or commercial success;

•	nonclinical and clinical development involve a lengthy and expensive process with an uncertain outcome, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

•	if we do not achieve our projected development goals in the timeframes we announce and expect, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business;
•	our product candidates are based on a relatively novel technology with which there is little clinical experience, which makes it difficult to predict the time and cost development and of subsequently obtaining regulatory approval, if at all;
•	AK-OTOF and our other product candidates will be a biologic-device combination involving a novel delivery approach, which may result in additional regulatory and other risks;

•	even if we complete the necessary nonclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect;

•	the conditions we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

•	we may not be successful in our efforts to build a pipeline of additional product candidates;
•	if we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;
•	our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
•	if we fail to comply with our obligations under our existing or any future license agreements, we could lose intellectual property rights that are important to our business; and
•	we may not be successful in our efforts to develop our product candidates or to build a pipeline of additional product candidates if we fail to retain and attract key personnel.

PART I

Item 1. Business

“Akouos,” from the Greek verb ακο υο: to listen, to learn, to understand.

Overview

We are a precision genetic medicine company dedicated to our mission of developing gene therapies with the potential to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. We have built a precision genetic medicine platform that incorporates a proprietary vector library consisting of variants of a small virus commonly used in gene therapy, known as adeno-associated virus, or AAV, and a novel delivery approach. We are executing on our core strategic initiatives, which include the advancement of our lead product candidate, AK-OTOF; expansion of our pipeline to include programs focused on other monogenic conditions as well as inner ear conditions of complex etiology, such as AK-antiVEGF for vestibular schwannoma; and development of internal manufacturing capabilities and, ultimately, a commercial infrastructure. We believe the genetic medicines we are developing have the potential to create a new standard of care for, and to transform the lives of individuals and their families, with disabling hearing loss, by providing a meaningful alternative to the invasive and limited current non-pharmacologic treatments. Our aim is to leverage our capabilities to become a fully integrated biotechnology company. We believe our platform and our team together provide a unique advantage to efficiently develop potential genetic medicines for a variety of inner ear conditions.

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

Our diversified portfolio of product and research candidates has been selected to leverage our platform across multiple inner ear conditions, starting with those resulting from mutations in a single gene, or monogenic forms of hearing loss, such as OTOF-mediated hearing loss, and building toward clinical development of genetic medicines for the most common forms of hearing loss, such as age-related and noise-induced hearing loss. In addition to our AK-OTOF and AK-antiVEGF programs, our pipeline product and research candidates address a range of inner ear cells and leverage different modalities. These programs include AK-CLRN1 for Usher Type 3A, an autosomal recessive condition characterized by progressive loss of both hearing and vision, and a program targeting gap junction protein beta 2 gene, or GJB2, for a common form of monogenic hearing loss.

To support the research and development of novel genetic medicines for disabling hearing loss, we initiated efforts to better understand the genetic causes and natural history of multiple forms of sensorineural hearing loss. We launched the ResonateTM program, which provides access to genetic testing for eligible individuals with auditory neuropathy at no cost to participants, their insurance providers, or their healthcare providers. Today, few individuals with hearing loss receive a genetic diagnosis and a key barrier is the availability and accessibility of genetic testing. In 2020, we initiated a natural history study to support development of AK-OTOF. The study will, amongst other objectives, provide additional information on the natural course of OTOF-mediated hearing loss and better define the potentially addressable patient population.

We believe that our focus on developing internal manufacturing capabilities provides a competitive advantage. In 2020, we completed development of internal infrastructure, including acquisition and installation of equipment as well as successful completion of commissioning runs, necessary to manufacture vectors for good laboratory practices, or GLP, toxicology studies. We are establishing current good manufacturing practice, or cGMP, capabilities that we believe will enable the manufacture of gene therapy vectors to support activities through Phase 1/2 clinical trials for our product candidates. We have also partnered with third-party manufacturers for production of IND-enabling nonclinical and cGMP material for our product candidates. We have made, and will continue to make, significant investments to further optimize our manufacturing capabilities to cost-effectively produce high-quality AAV vectors. We believe that our manufacturing processes, methods, expertise, facilities, and scale will give us a significant advantage in the development and ultimately commercialization of our AAV product candidates.

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

Our Pipeline

We have built our pipeline to serve our mission to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. Our diversified portfolio of product candidates and research programs has been selected to leverage our capabilities across multiple inner ear conditions, starting with monogenic forms of hearing loss and building toward genetic medicines for the most common forms of hearing loss, such as age-related and noise-induced hearing loss. We have worldwide commercial rights to our announced pipeline.

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

A growing body of evidence suggests hearing loss can have a significant impact on cognitive development, psychiatric health, and healthy aging. A prevalence-based cost analysis by researchers at the London School of Economics and Political Science and the World Health Organization estimate the overall global economic costs of hearing loss in 2019 alone to be more than $981 billion, a figure that includes direct medical costs as well as indirect cost to families and society. In the United States, the direct cost to the healthcare system due to hearing loss is up to $12.8 billion annually, and this number fails to capture the considerable indirect societal costs. Early intervention has the potential to significantly improve the lives of affected individuals and their families as well as to reduce the significant economic impact of hearing loss.

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
Hearing Loss (dB HL)
10
20
30
40
50
60
70
80
90
100
110
120
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

Our Platform

Our precision genetic medicine platform enables delivery of genetic medicines to the inner ear utilizing a proprietary library of approximately 38,000 novel AAVAnc capsids, for which we have an exclusive license as to the ear, and a novel delivery approach that leverages a minimally invasive and routine surgical approach. We believe these AAVAnc vectors have superior transduction of cochlear cells compared to other AAV serotypes and allow for a multimodal therapeutic approach. For example, AAVAnc80 enables us to target a larger landscape of inner ear conditions using different vector-mediated modalities. We have established scalable manufacturing processes and expertise, and plan to internalize these capabilities, which we view as a competitive advantage because it may give us significant control over process development timelines, costs, and intellectual property. We believe our platform's attributes, along with our disciplined product and research candidate selection criteria, will allow us to develop genetic medicines for a wide range of inner ear conditions.

Our Delivery Approach

As part of our precision genetic medicine platform, we are developing a delivery device designed to allow for the safe and effective delivery of our product candidates, including AK-OTOF and AK-antiVEGF into the cochlea. Intracochlear delivery poses a unique set of challenges. The cochlea is in the base of the skull, and access requires a surgical approach. The cochlea in humans and non-human primates is a relatively closed space, and infusing fluid into the cochlea could result in deleterious elevations in pressure and/or efflux of the infusate through the site of administration. Product candidate delivered to one part of the cochlea must spread by diffusion to other parts, and this results in significant variation in product candidate concentration throughout the cochlea. The challenge is to deliver a uniform concentration of product candidate along the length of the cochlea without elevating cochlear pressure. Our novel delivery approach utilizes a minimally invasive, well-accepted surgical technique for accessing the middle ear through the ear canal. As is performed in standard otologic practice when performing a stapedotomy, we plan to open one of the physical barriers between the middle and inner ear at the oval window. We intend to use our delivery device to deliver product candidates, at a controlled flow rate and in a fixed volume, through the RWM, as depicted in the image on the left below. The opening at the oval window, a fenestration of the stapes footplate, serves as a vent to prevent pressure build-up and facilitate the flow of product candidate throughout the entire length of the cochlea. This approach is designed to allow our product candidates to be distributed across the full length of the cochlea and therefore access cells at the base, middle, and apex of the cochlea. In nonclinical studies involving non-human primates, our team’s pioneering inner ear delivery work has allowed us to determine flow rate and volume parameters that show distribution across the entire length of the primate cochlea without damaging therapeutically relevant cell types.

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

●	Gene Transfer for Autosomal Recessive Inner Ear Conditions. There are approximately 75 genes implicated in autosomal recessive nonsyndromic hearing loss, many of which are potentially addressable using AAV gene therapy. Gene transfer is intended to restore the function of a gene that is not expressed, expressed at abnormally low levels, or expressed in a form that is dysfunctional. Our pipeline includes product candidates deploying an AAVAnc80 gene transfer approach targeting hair cells, to restore expression of the OTOF or CLRN1 genes, and targeting non-sensory supporting cells, to restore expression of the GJB2 gene.
●	Gene Knockdown or Gene Editing for Autosomal Dominant Inner Ear Conditions. There are at least 48 genes associated with autosomal dominant nonsyndromic hearing loss. For many of these, there is an opportunity to use vector-mediated RNA interference or vector-mediated genome editing to knockdown or edit mutated genes, respectively. For example, one of our founders, Dr. Richard Smith at the University of Iowa, has published data demonstrating that vector-mediated RNA interference improved hearing in an animal model of progressive hearing loss due to an autosomal dominant mutation in the TMC1 gene. Other investigators at Harvard Medical School recently published data in Nature Medicine showing that AAVAnc80-mediated CRISPR/Cas9 targeting the TMC1 gene improved hearing to wild-type levels in a representative animal model. We believe similar strategies could be deployed against many other genes with toxic gain-of-function or dominant negative mechanisms that result in hearing loss, such as COCH, KCNQ4, GSDME, WFS, ACTG1, TECTA, MYO7A, EYA4, IFNLR1, POU4F3, COL11A2, TMC1, MYO6, CEACAM16, GJB2, SIX1, MYH9, REST, and SLC17A8.
●	Vector-mediated Therapeutic Protein Expression for Prevalent Inner Ear Conditions of Complex Etiology. There are multiple AAV gene therapies in development that aim to provide long-term antibody or other therapeutic protein delivery to the central nervous system following a one-time administration. For example, other groups are developing AAV-based gene therapies to deliver antibodies to the brain for the treatment of various neurodegenerative conditions. Similar to the central nervous system, the inner ear has the potential to benefit from this approach, and we believe some of the most common hearing loss conditions could be treated using vector-mediated therapeutic protein expression. Our first such product candidate, AK-antiVEGF, targets vestibular schwannoma, a benign tumor that forms in the cells around the vestibulocochlear nerve within the internal auditory canal. Some of our early stage discovery efforts are focused on exploring the ability of vector-mediated therapeutic protein expression to treat forms of age-related and noise-induced hearing loss.

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

Based on input received in our September 2019 pre-IND meeting with FDA, we completed a GLP toxicology study in cynomolgus monkeys using AK-OTOF.

Dose Selection

The AK-OTOF doses evaluated in our GLP toxicology study, which encompass and exceed the equivalent doses planned for our proposed Phase 1/2 clinical trial, were scaled based on relative cochlear volumes of mice, cynomolgus monkeys, and humans. The vector concentrations were selected based on efficacy data from the Otof knock-out mouse dose range finding study. This dose translation scheme is consistent with dose scaling for other therapeutics administered into anatomical compartments where compartment volumes and concentration of a therapeutic are used to normalize between species. In our September 2019 pre-IND meeting, FDA agreed with our proposal to use cochlear volume for dose extrapolation from animals to humans.

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

In 2021, AK-OTOF was granted orphan drug designations by the FDA and the European Commission, and rare pediatric disease designation by the FDA. These designations could accelerate our development of AK-OTOF.

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

We completed nonclinical studies involving direct intracochlear administration of AAVAnc80 encoding anti-VEGF protein to wild-type mice to assess tolerability, and to determine secreted levels of anti-VEGF protein in the cerebrospinal fluid. Protein expression results from this mouse study supported further evaluation of AK-antiVEGF in non-human primates to understand the measurable levels of anti-VEGF protein in cochlear fluids and tissues after intracochlear administration. Local expression and tolerability of intracochlear administration of AAVAnc80 was also evaluated in non-human primates. An independent group assessed auditory function and cochlear histology. ABRs were measured prior to surgery and up to four times following surgery at one, two, three, and six months. AK-antiVEGF was well tolerated and auditory function and hair cell integrity were preserved for the duration of the study in non-human primates. Measurable levels of anti-VEGF protein within biologically active ranges were observed in perilymph, the fluid within the inner ear. A second nonclinical study in non-human primates evaluated multiple doses of AK-antiVEGF. Data from both studies demonstrate that systemic exposure to anti-VEGF protein is limited and that AK-antiVEGF is well tolerated. Observed levels of anti-VEGF protein in the perilymph and computational modeling support the potential for diffusion of reported biologically active anti-VEGF protein levels to the typical location of early vestibular schwannoma tumors.

Nonclinical Data in Non-Human Primates Demonstrate Delivery of AK-antiVEGF is Well-Tolerated and Results in Potentially Therapeutic Protein Expression

We completed a pre-IND meeting with FDA in October 2020. We conducted IND-enabling studies in 2021 and we are targeting an IND submission, for AK-antiVEGF for the treatment of vestibular schwannoma, to FDA in 2022.

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

Autosomal Dominant Hearing Loss. We believe that autosomal dominant mutations can be addressed by AAV-meditated RNA interference or gene editing. There are approximately 48 identified genes associated with autosomal dominant nonsyndromic hearing loss, which gives us the opportunity to develop therapeutic medicines using knockdown or gene editing modalities. We are currently developing AAVAnc80 vectors encoding RNA interference sequences intended to knock down toxic gain-of-function and dominant negative mutations responsible for autosomal dominant hearing loss and we are collecting nonclinical data on several potential targets. In February 2022, we presented nonclinical data that showed, with both microRNA and CRISPR/Cas9 constructs, a reduction of protein expression for the target autosomal dominant hearing loss gene. The data showed no measurable decrease in the protein product of a codon-modified add-back target gene, suggesting that the microRNA and CRISPR/Cas9 constructs are selective for the intended endogenous sequence. We continue to consider targets for autosomal dominant nonsyndromic hearing loss.

Supporting Cell Targets

We are also leveraging our precision genetic medicine platform to address hearing loss related to genes needed for supporting cell function.

GJB2. One of the most common forms of monogenic hearing loss is caused by a mutation in GJB2, encoding the connexin 26 gap junction protein, or Cx26, which is expressed in non-sensory cells of the inner ear such as the supporting cells. Cx26 forms gap junctions, or channels, between cells that are essential for maintaining the appropriate distribution of ions in cochlear fluids. For example, Cx26 is believed to be required for maintenance of the endocochlear potential, an electric voltage in the cochlear fluid spaces that is needed for hair cells to convert sound waves into electrical activity. We believe that AAVAnc-mediated delivery of GJB2 could restore gap junctions and subsequently re-establish endocochlear potential, prevent hair cell and neuron degeneration, and restore hearing thresholds. The lack of functional Cx26 causes nonsyndromic hearing loss that is usually Severe-to-Profound and pre-lingual. The prevalence of hearing loss resulting from GJB2 mutations is believed to be at least 200,000 individuals in the United States and Europe. Additionally, several published nonclinical studies support our belief that AAV vector-mediated delivery of GJB2 has the potential to improve hearing by demonstrating that delivery of GJB2 to Gjb2 knock-out mice restored gap junctions and improved hearing. We are currently conducting nonclinical studies in collaboration with researchers at University of Michigan and have observed that AAVAnc-mediated delivery of GJB2 to supporting cells partially restored hearing in neonatal mouse models representing the spectrum of hearing loss observed in humans with GJB2-mediated hearing loss. In 2021, we generated nonclinical data that describe multiple potential product candidate options. In February 2022, we presented nonclinical data that demonstrated that a combination of AAVAnc80 and a supporting cell selective promoter can drive widespread GJB2 expression in supporting cells, while limiting expression in, and loss of, hair cells in mature cochleae in wild-type mice. We continue to evaluate the most promising product candidate options in mice and non-human primates.

Regeneration. Data from multiple independent academic and third-party industry research teams suggest supporting cell development pathways can be altered in order to regenerate hair cells that have been lost due to a wide range of causes, including noise and ototoxic drugs. Many forms of hearing loss, both genetic and environmental, are caused by the loss of hair cells in the inner ear. Because cells of the cochlea are non-dividing, hearing loss due to lost hair cells is considered irreversible. Age-related hearing loss and noise-induced hearing loss affect millions of people in the United States and Europe. The World Health Organization also estimates that 1.1 billion children and adults ages 12 to 35 years old are at risk for hearing loss from recreational noise exposure. Damage often accumulates over several years, manifesting with Mild to Moderate hearing loss by 50 to 70 years of age and deteriorating to Severe-to-Profound hearing loss by 70 to 80 years of age. We are collaborating with the Bionics Institute to test the ability of AAVAnc to transduce supporting cells that could transdifferentiate into mature, functional hair cells. Our studies in non-human primates have suggested that the AAVAnc80 vector can transduce several supporting cell sub-types that could transdifferentiate into functional hair cells. Currently, we are in the process of evaluating several development candidate leads to identify those with the potential to regenerate mature, functional hair cells in multiple animal models. We believe that AAVAnc gene therapy has the potential to restore hearing in individuals with a wide range of environmental hearing loss by regenerating hair cells from neighboring supporting cells. We have identified multiple factors that, when delivered in combination, result in new hair cell formation in neonate mice, and we plan to continue preclinical development work in 2022.

Other Discovery Programs

We are evaluating additional hearing or deaf-blind conditions, and we intend to continue to identify areas with high unmet need where our precision genetic medicine platform could potentially restore, improve, and preserve hearing.

Our Manufacturing Approach

We are building advanced internal AAV process development and manufacturing capabilities. As a result of the size of the ear, the dose of product candidate necessary for administration is low, particularly in contrast to AAV gene therapies that have been developed to treat conditions where systemic administration of viral vectors is needed and/or for targeting of larger organs. We believe we will only need to deliver a small volume and low doses of vector for near-complete transduction of target cells in the cochlea by the vector. Accordingly, a single manufacturing run should be able to yield doses for a significant number of patients, and commercial vector production may not require scale-up beyond what is required for clinical development. We are developing scalable manufacturing capabilities for both gene therapy and gene editing.

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

We are building a cGMP manufacturing facility, including a 200 to 250-liter single use bioreactor scale using suspension HEK293 cells, that will have capability to produce gene therapy batches to support activities through Phase

1/2 clinical trials for our product candidates. Our manufacturing facility will leverage single use, disposable, closed system operations aligned to our precision genetic medicine platform to promote both flexibility and cost-effectiveness. Our manufacturing facility is expected to be available for cGMP manufacturing for Phase 1/2 clinical development of product candidates beyond AK-OTOF at anticipated commercial scale.

We currently rely, and expect to continue to rely, on a third-party manufacturer for the manufacture of our delivery device.

Commercialization

We hold worldwide development and commercialization rights to announced programs in our pipeline. We have established relationships with specialists, academic investigators, and patient advocacy organizations throughout the hearing health ecosystem. At least 50 centers in the United States have otolaryngologists and neurotologists with the expertise to perform the surgical procedure we intend to use, initially in our planned Phase 1/2 clinical trial of AK-OTOF. We have already commenced outreach to some of these specialists to provide training on our approach. Given the well-defined and targeted nature of the otology field, if our product candidates receive marketing approval, we plan to establish a small specialty sales force in the United States and potentially beyond.

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

Decibel Therapeutics, Inc., or Decibel, is focused on hearing and balance conditions. Decibel’s lead gene therapy product candidate, DB-OTO, is being investigated in individuals born with Profound hearing loss due to an OTOF deficiency. DB-OTO is in preclinical development. In addition to DB-OTO, Decibel is advancing AAV.103 for potential treatment of GJB2-mediated hearing loss and AAV.104 gene therapy programs for potential treatment of stereocilin gene-mediated hearing loss. Decibel is currently developing DB-OTO, AAV.103, and AAV.104 in collaboration with Regeneron Pharmaceuticals, Inc. Decibel is also developing a gene therapy, DB-ATO, for treatment of bilateral vestibulopathy with intent to restore balance in patients. In 2022, Decibel is targeting an IND submission and/or clinical trial application, or CTA, and, subject to the acceptance of an IND or CTA, initiation of Phase 1/2 clinical study for DB-OTO and plans to select a product candidate for AAV.103.

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

In 2019, Otonomy, Inc., or Otonomy, and Applied Genetic Technologies Corporation, or AGTC, entered into a strategic collaboration to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in individuals with sensorineural hearing loss caused by a mutation in GJB2. In 2020, Otonomy and AGTC selected a GJB2 product candidate, OTO-825, for further development. This program is in preclinical development. Otonomy has announced that the pre-IND meeting for OTO-825 is complete and IND-enabling activities are underway, with an IND filing anticipated in the first half of 2023.

Sensorion SA, or Sensorion, is focused on developing potential therapies for inner ear disorders. In 2019, Sensorion announced a collaboration with Institut Pasteur in gene therapy programs targeting hearing loss. The company has three preclinical gene therapy programs for the treatment of Usher Syndrome Type I, OTOF-mediated hearing loss, and GJB2-mediated hearing loss. Sensorion plans to file a CTA in the first half of 2023 for OTOF-GT and to make a candidate selection for GJB2-GT in mid-2022.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-à-vis these programs. Additionally, we file patent applications and in-license patents and patent applications directed to our genetic medicine platform, which includes AAVs and related technology, delivery devices and methods, and other related technologies. As of December 31, 2021, we owned nine U.S. pending non provisional patent application, 83 foreign pending patent applications, seven pending Patent Cooperation Treaty, or PCT, applications, and seven pending U.S. provisional patent applications, and we had licenses to 30 granted U.S. and foreign patents and 50 pending U.S. and foreign patent applications covering our key programs and our pipeline.

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

In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant biologics license application.

The intellectual property portfolio for our most advanced programs as of December 31, 2021, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

AK-OTOF

The patent portfolio for our AK-OTOF program is based upon our owned and in-licensed patent portfolio, which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of delivering and using the same to treat hearing loss resulting from OTOF mutations. The in-licensed patents and patent applications are subject to license agreements with the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc., which we refer to collectively as MEE, and Lonza Houston, Inc., or Lonza, as described herein. As of December 31, 2021, we owned or in-licensed eight U.S. patents, 19 foreign patents, and 66 pending U.S., PCT, and foreign patent applications covering our product candidate AK-OTOF, including methods of treatment of hearing loss resulting from OTOF mutations. While we believe that the specific and generic claims contained in our pending applications provide protection for the composition of matter and the method of using AK-OTOF to treat hearing loss, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our hearing program, including our lead product candidate AK-OTOF, are projected to have a statutory expiration date in between 2034 and 2041, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

AK-antiVEGF

The patent portfolio for our AK-antiVEGF program is based upon our owned and in-licensed patent portfolio which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of delivering and using the same to treat vestibular schwannoma. The in-licensed patents and patent applications are subject to license agreements with MEE and Lonza described herein. As of December 31, 2021, we owned or in-licensed seven U.S. patents, 13 foreign patents, and 57 pending U.S., PCT, and foreign patent applications covering our vestibular schwannoma product candidate, including methods of treatment of vestibular schwannoma. While we believe that the specific and generic claims contained in our pending applications provide protection for the composition of matter and the method of using our vestibular schwannoma candidate, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our hearing program, including our product candidate for vestibular schwannoma, are projected to have a statutory expiration date in between 2034 and 2041, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

Trademark Protection

As of December 31, 2021, we held 13 U.S. trademark applications, 104 foreign trademark applications, and 43 foreign trademark registrations for the marks “Akouos,” the Akouos logo, “Resonate,” the Resonate by Akouos logo, “The Sing Registry,” and the Sing logo in connection with our biological products and related services.

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

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA and its implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable U.S. requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process, or post approval process, may subject an applicant to delays in the conduct of the study, regulatory review, and approval, and/or administrative or judicial sanctions.

A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	nonclinical laboratory tests, animal studies, and formulation studies all performed in accordance with FDA’s GLP regulations and other applicable regulations and standards;
●	completion of the manufacture, under cGMP conditions, of the drug substance and product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
●	design of a clinical protocol and submission to FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;
●	preparation and submission to FDA of a biologics license application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;
●	satisfactory completion of any FDA audits of the nonclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;
●	payment of user Prescription Drug User Fee Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and
●	compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post approval studies or other post-marketing commitments required by FDA.

Nonclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo nonclinical testing. Nonclinical tests include laboratory evaluations of product chemistry, formulation, and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the nonclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the nonclinical tests, together with manufacturing information and analytical data, are submitted to FDA as part of an IND application.

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

As a result, submission of the IND may result in FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If FDA raises concerns or questions either during this initial 30-day period, or at any time following commencement of a clinical trial under an IND, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by FDA whenever there is concern for patient safety, may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or where there is non-compliance with regulatory requirements. This order issued by FDA could delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

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

A clinical trial may combine the elements of more than one phase and FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the trial will be sufficient to satisfy FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial are made public as part of the registration of the clinical trial. Both the NIH and FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, FDA, and FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. FDA or the sponsor may request an amendment to the plan at any time.

FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

Compliance with cGMP Requirements

In connection with review of a BLA, FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

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

Submission and Filing of a BLA

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

FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. It must inform the sponsor of that determination within 60 days. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information, or scientific incompleteness, such as omission of critical data. FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before FDA accepts it for filing.

Once the submission has been accepted for filing, FDA begins an in-depth review of the application. Under the goals and policies agreed to by FDA under the PDUFA, FDA has ten months in which to complete its initial review of a standard application and respond to the sponsor, and six months for a priority review of the application. FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if FDA requests or if the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Decisions on a BLA

FDA reviews a BLA to determine, among other things, whether the product candidate is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. Ultimately, FDA will determine whether the expected benefits of the proposed new product outweigh its potential risks to patients. On the basis of FDA’s evaluation of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, FDA will issue either a complete response letter, or CRL, or an approval letter.

A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for FDA to reconsider the application. If and when those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the BLA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by FDA, at which time FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six- month extension to respond.

An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. FDA may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Combination Products

              A combination product is a product composed of any combination of a drug and a device; a biological product and a device; a drug and a biological product; or a drug, device, and a biological product. Under FDA’s regulations, a combination product is defined to include a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity (a “single-entity” combination product); two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products (“co-packaged” combination product); a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product (a “cross-labeled” combination product); or any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect (a “cross-labeled” investigational combination product).

              FDA has established an Office of Combination Products to serve as a focal point for combination product issues and for medical product classification and assignment issues for agency staff and industry.  That office issues guidance and regulations to clarify the regulation of combination products and is responsible for assigning products to an FDA center for premarket review and regulation where their classification or assignment is unclear or in dispute. Combination products are assigned to an FDA center based on a determination of the “primary mode of action,” or PMOA, of the combination product. The FDCA defines PMOA as “the single mode of action of a combination product that provides the most important therapeutic action of the combination product.” For example, if the PMOA of a device-biological combination product is attributable to the biological product, the FDA division responsible for premarket review of that biological product would have primary jurisdiction for the combination product. One investigational application is generally sufficient for a combination product, but that application must include all information on the entire combination product. In most cases, the type of investigational application is that typically required by the lead center. Thus, if the drug constituent part of a drug/device combination product provides the PMOA, the investigation would be under an IND.

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

Post-Approval Regulation

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

FDA strictly regulates the marketing, labeling, advertising, and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by FDA, as reflected in the product’s prescribing information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by FDA, the Department of Justice, or DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. In September 2021, FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

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

Orphan drug designation qualifies a company for tax credits and exemption from the PDUFA application fee. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

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

The concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and FDA has issued final guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by FDA. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by FDA.

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

Rare Pediatric Disease Designation and Priority Review Vouchers

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or the FDASIA, requiring FDA to award priority review vouchers, or PRVs, to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of “rare pediatric diseases” by, upon initial approval of an application meeting certain specified criteria, providing companies with a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease product receiving a PRV may sell or otherwise transfer the voucher to another company. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted an application relying on the priority review voucher. FDA may also revoke any PRV if the rare pediatric disease product for which the voucher was awarded is not marketed in the United States within one year following the date of approval.

In order to receive a PRV upon BLA or NDA approval, the product must receive designation from the FDA as a product for a rare pediatric disease prior to submission of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition to receiving rare pediatric disease designation, in order to receive a PRV, the NDA or BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

The Rare Pediatric Disease PRV program was scheduled to expire after September 30, 2020. After that, only drugs designated as rare pediatric treatments and approved by FDA by October 1, 2022, could receive a voucher.  In December 2020, however, Congress renewed the program as part of the 2021 Coronavirus Response and Relief Supplemental Consolidated Appropriations Act through the federal fiscal year 2024.  Thus, under the current statutory sunset provisions, FDA may only award PRVs for approved rare pediatric disease product applications if sponsors have rare pediatric disease designation for the drug granted by September 30, 2024. FDA may not award any rare pediatric disease PRVs after September 30, 2026.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA licensed “reference product.” To date, FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to FDA until four years following the date of approval of the reference product. FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own nonclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

Patent Term Restoration and Extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND, clearing clinical studies and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with FDA.

FDA Approval of Companion Diagnostics

In August 2014, FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products. In April 2020, FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate.

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

FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain premarket approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one member state of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The main characteristics of the regulation include a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting EU Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

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

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC.

Authorization to Market Companion Diagnostics in the European Union

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR, which came into force on May 26, 2021, and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold.

To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their technical documentation to meet the requirements and comply with the new, more stringent regulation.

Once applicable, the regulation will, among other things:

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government healthcare programs. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs did not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations.  These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, HHS and FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 pursuant to the Infrastructure Investment and Jobs Act.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals.  The executive order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.”  On September 9, 2021, HHS released its plan to reduce pharmaceutical prices.  The key features of that plan are to (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees

As of February 28, 2022, we had 103 full-time employees, including a total of 29 employees with M.D. or Ph.D. degrees. Of these full-time employees, 81 were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We are committed to diversity, equity, and inclusion across all aspects of our organization, including in our recruitment, advancement, and development practices. Each year, we review employee demographic information to evaluate our diversity efforts across all functions and levels of the company. We conduct annual performance and development reviews for each of our employees to discuss the individual’s strengths and development opportunities, career development goals, and performance goals. We also regularly survey employees to assess employee engagement and satisfaction. We value our employees and regularly benchmark total rewards we provide, such as short- and long-term compensation, 401(k) contributions, health and wellness benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

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

Since inception, we have incurred significant operating losses. Our net losses were $86.7 million for the year ended December 31, 2021, and $48.6 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $168.4 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, and proceeds from the sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially in the foreseeable future as we:

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $232.5 million. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 18 months from the issuance date of the consolidated financial statements. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trials and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

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

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, and other measures. The pandemic and government measures taken in response have also had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We and our third-party manufacturers and other contract research organizations, or CROs, have experienced a reduction in the capacity to undertake and execute some research activities and nonclinical studies, and we may face disruptions that may affect our ability to initiate and complete nonclinical studies, including disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of our product candidates, laboratory supplies used in our nonclinical studies, or animals that are used for nonclinical testing for which there are shortages because of ongoing efforts to address the pandemic, delays, or difficulties in securing manufacturing slots, and delays or difficulties in the buildout of our in-house manufacturing. We have experienced manufacturing delays at our third-party manufacturers, including delays related to the COVID-19 pandemic, and may experience additional delays in the future, which could delay our product development timelines. We and our third-party manufacturers and CROs, as well as clinical trial sites, may face disruptions related to our planned clinical trial or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic could cause significant disruptions in the financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. The demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our research, nonclinical studies, and clinical trials, which could lead to delays in our research and development efforts. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

If in the future we are unable to demonstrate that such side effects were not caused by our product candidates or delivery approach, FDA could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could cause our reputation to suffer and affect potential participant recruitment or the ability of enrolled participants to complete the trial. Moreover, if we elect, or are required, to delay, suspend, or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition, results of operations, and prospects significantly.

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

While many companies focus on gene therapies targeting blood, eye, muscle, and neurologic disorders, we are aware of certain companies with active development programs in the hearing space. Decibel Therapeutics, Inc., or Decibel, is focused on hearing and balance disorders. Decibel’s lead therapeutic candidate is being investigated for the prevention of ototoxicity associated with cisplatin chemotherapy. Decibel has announced a potential gene therapy for OTOF related hearing loss, DB-OTO, and has projected that it will file an IND or clinical trial application, or CTA, in 2022 and, subject to the acceptance of an IND or CTA, that it expects to initiate a Phase 1/2 clinical trial in 2022. Decibel is also pursuing additional preclinical gene therapy programs, AAV.103 and AAV.104, targeting hearing loss resulting from other monogenic forms of hearing loss. AAV.103 is a preclinical gene therapy program for hearing loss caused by a mutation in the GJB2 gene and Decibel expects to identify a product candidate for AAV.103 in 2022. In

2021, Decibel announced its AAV.104 program is targeting the stereocilin gene in patients with autosomal recessive hearing disorders. Decibel has also announced that it is co-developing DB-OTO, AAV.103, and AAV.104 with Regeneron Pharmaceuticals, Inc., and that it retains worldwide commercial rights. In addition to pursuing gene therapies for monogenic forms of hearing loss, Decibel is also pursuing gene therapies for hair cell regeneration within the inner ear. Decibel has stated its plans to announce a target for a cochlear hair cell regeneration program in 2022.

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

Otonomy, Inc. and Applied Genetic Technologies Corporation have entered into a strategic collaboration to co-develop and co-commercialize OTO-825, an AAV-based gene therapy to restore hearing in individuals with sensorineural hearing loss caused by a mutation in the GJB2 gene. Otonomy has announced that the pre-IND meeting for OTO-825 is complete and IND-enabling activities are underway with an IND filing anticipated in the first half of 2023.

Sensorion SA, or Sensorion, is focused on developing potential therapies for inner ear disorders. Sensorion has announced a collaboration with Institut Pasteur in gene therapy programs targeting hearing loss. Sensorion has three preclinical gene therapy programs targeting Usher Syndrome Type I, OTOF deficiency, and GJB2 deficiency, and plans to file a CTA in the first half of 2023 for OTOF-GT and to make a candidate selection for GJB2-GT in mid-2022.

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

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, or the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not rely on the reference product or sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

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

As of December 31, 2021, we have filed to register trademarks in the United States with the USPTO, and also have registered trademarks in certain jurisdictions outside of the United States, for the marks “Akouos,” the Akouos logo, “Resonate,” the Resonate by Akouos logo, “The Sing Registry,” and the Sing logo. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union.

Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol.  The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines.  The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

We may in the future conduct, and intend to conduct, clinical trials for product candidates at sites outside the United States, and FDA may not accept data from trials conducted in such locations.

Although FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that FDA deems clinically meaningful. In addition, while these clinical trials or trial sites are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations, including GCP requirements. If FDA does not accept the data from any trial or trial site outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates.

Other risks inherent in conducting international clinical trials or using international trial sites include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
●	the administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
●	the failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
●	foreign exchange fluctuations;
●	diminished or loss of protection of intellectual property in the relevant jurisdiction; and
●	political, economic, environmental, and health risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks, including the COVID-19 pandemic.

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

We may seek PRIME Designation in the European Union for one or more of our product candidates but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the European Union, we may seek PRIority MEdicines, or PRIME, designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a Committee for Human Medicinal Products rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

In order for FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and FDA issued final guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, FDA can subsequently approve the same product for the same condition if FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In April 2021, FDA granted orphan drug designation for AK-OTOF, and in July 2021, the European Commission granted orphan drug designation for AK-OTOF.

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

FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by FDA to mean the “indication or use.” The court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

FDA, EMA or other comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our product development strategy and we may not realize the commercial potential of any such product candidate.

If safe and effective use of any of our other product candidates depends on an in vitro diagnostic, then FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that FDA approves our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Given our limited experience in developing and commercializing diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We may not be able to enter into arrangements with a provider to develop a companion diagnostic for use in connection with a registrational trial for our product candidates or for commercialization of our product candidates, or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates. We and our future collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics by physicians.

We believe that adoption of screening and treatment into clinical practice guidelines is important for payer access, reimbursement, utilization in medical practice and commercial success, but both our collaborators and we may have difficulty gaining acceptance of the companion diagnostic into clinical practice guidelines. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any of our product candidates that are approved for commercial sale. In addition, any companion diagnostic collaborator or third party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

AK-OTOF and our other product candidates will be a biologic-device combination involving a novel delivery approach, which may result in additional regulatory and other risks.

We are developing AK-OTOF and our other product candidates as a biologic-device combination for administration directly to the cochlea, or the organ in the inner ear responsible for hearing, using our delivery approach. There are currently no approved fluids, drugs, or biologics that are delivered directly into the cochlea and, as such, no delivery device is available to facilitate this route of delivery. We are developing a delivery device as part of our novel delivery approach. This approach also relies on ancillary delivery system components, including a syringe and syringe pump to be used with the delivery device, which introduces additional regulatory and other risks. We may experience delays in obtaining regulatory approval of AK-OTOF and our other product candidates given the increased complexity of the review process when approval of a biologic and a delivery device is sought under a single marketing application. The delivery will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. AK-OTOF may be regulated as a biologic-device combination product, which requires coordination within FDA for review of the product candidate’s device and biologic components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application may be sufficient for the approval of a combination product, FDA may determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring our combination product to market. Although FDA has systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidate due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product. Furthermore, we may elect to pursue the de novo pathway for our delivery device within the Center for Devices and Radiological Heath of FDA. The decision to seek a de novo pathway may cause us to experience regulatory delays that could adversely impact our development timelines.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at FDA have fluctuated in recent years as a result.

Disruptions at FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to FDA’s inability to complete required inspections for their applications. As of May 26, 2021, FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to laws of the European Union member states. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.

Accordingly, any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenues.

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

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
●	the federal false claims laws, including the federal False Claims Act which can be enforced through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
●	HIPAA, as further amended by HITECH, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses, and certain healthcare providers as well as their respective business associates that perform services for them that involve the use or disclosure of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
●	the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and state and local laws that require drug manufacturers to register pharmaceutical sales representatives.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2031. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020, and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These include an interim final rule implementing a most favored nation model, for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the U.S. Department of Health and Human Services, or HHS, and FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The executive order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

We depend on our employees, consultants, third-party manufacturers, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemic, hurricanes, fire, floods, and ice and snowstorms, could result in significant disruptions to our research and development, nonclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, military conflict (including the escalating military tension between Russia and Ukraine), the outbreak of war, the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our third-party manufacturers, our CROs, regulatory agencies, or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

As of February 28, 2022, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 34.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Future sales of shares of our common stock, including by us, employees, and significant stockholders, could negatively affect our stock price.

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed, and expect to continue to file, registration statements on Form S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units, depository shares, subscription rights, purchase contracts, and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into a Sales Agreement, or the ATM Sales Agreement, with Cowen and Company, LLC pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $100 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2021, we had not sold any shares of common stock pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

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

Regulatory guidance under the Tax Act, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic or otherwise, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act, the CARES Act, or the CAA.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2021, we had federal NOL carryforwards of $146.7 million, which may be available to offset future taxable income, of which $0.4 million begin to expire in 2036, while the remaining $146.3 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, we had state NOL carryforwards of $145.4 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire unused or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility containing our research and development, laboratory, and office space, which is located at 645 Summer Street, Boston, MA.

Our facility originally consisted of approximately 37,500 square feet. On January 29, 2021, we entered into an amendment to the property lease agreement for our Boston, MA office and laboratory space. The amendment expanded the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extended the term of the 2018 lease for a new ten-year term to be coterminous with the expansion premises term. Our lease expires on December 31, 2031.

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

Holders of record

As of February 28, 2022, there were approximately 34 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not issue any securities which were unregistered under the Securities Act and required to be disclosed herein.

Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from Initial Public Offering of Common Stock

On June 30, 2020, we closed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 (File No. 333-238977), which was declared effective by the SEC on June 25, 2020.

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

As of December 31, 2021, we have invested the unused net proceeds from the offering in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

Item 6. Reserved

Reserved.

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

Overview

We are a precision genetic medicine company dedicated to our mission of developing gene therapies with the potential to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. We have built a precision genetic medicine platform that incorporates a proprietary vector library consisting of variants of a small virus commonly used in gene therapy, known as adeno-associated virus, or AAV, and a novel delivery approach. We are executing on our core strategic initiatives, which include the advancement of our lead product candidate, AK-OTOF; expansion of our pipeline to include programs focused on monogenic and inner ear conditions of complex etiology, such as AK-antiVEGF for vestibular schwannoma; and development of internal manufacturing capabilities and, ultimately, a commercial infrastructure. We believe the genetic medicines we are developing have the potential to create a new standard of care for the treatment of hearing loss, and to transform the lives of individuals with disabling hearing loss, and their families, by providing a meaningful alternative to the invasive and limited current non-pharmacologic treatments. Our aim is to leverage our capabilities to become a fully integrated biotechnology company. We believe our platform and our team together provide a unique advantage to efficiently develop potential genetic medicines for a variety of inner ear conditions.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $86.7 million and $48.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $168.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

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

The COVID-19 pandemic may affect our ability to initiate and complete nonclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business, results of operations, and financial condition. In addition, the pandemic has caused substantial disruption to supply chains and adversely impacted economies worldwide and could impact the financial markets, each of which could result in adverse effects on our business and operations and our ability to raise additional funds to support our operations.

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

Centers for Disease Control and Prevention as well as federal, state, and local governments regarding work-from-home practices for non-essential employees as well as return-to-work policies and procedures. As a result, we have modified our business practices, including implementing work-from-home and return-to-work policies for employees in accordance with guidance from, and requirements of, federal and state authorities. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. In particular, we expect that the research and development expenses of our AK-OTOF and AK-antiVEGF programs will increase substantially in the near term. These substantial increases in expenses relate to plans to submit an IND for AK-OTOF for OTOF-mediated hearing loss to the U.S. Food and Drug Administration, or FDA, in the first half of 2022, and to initiate a planned Phase 1/2 clinical trial of AK-OTOF, and to submit an IND for AK-antiVEGF for vestibular schwannoma to FDA in 2022. We also expect that the research and development expenses of our AK-CLRN1 and GJB2 programs will increase in the near term as we initiate IND-enabling activities for those product candidates. At this time, we cannot accurately estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include: legal fees relating to intellectual property and corporate matters; professional fees paid for accounting, auditing, consulting, and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.

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

As of December 31, 2021, we had federal net operating loss carryforwards of $146.7 million, which may be available to offset future taxable income, of which $0.4 million begin to expire in 2036, while the remaining $146.3 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, we had state net operating loss carryforwards of $145.4 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $3.8 million and $1.5 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the years ended December 31, 2021 and December 31, 2020

	Years Ended December 31,
(In thousands)	2021	2020	Change $
Operating expenses:
Research and development	$64,595	$34,297	$30,298
General and administrative	22,226	14,583	7,643
Total operating expenses	86,821	48,880	37,941
Loss from operations	(86,821)	(48,880)	(37,941)
Other income (expense):
Interest income	1,872	567	1,305
Other expense, net	(1,722)	(287)	(1,435)
Total other income, net	150	280	(130)
Net loss	$(86,671)	$(48,600)	$(38,071)

Research and Development Expenses

	Years Ended December 31,
(In thousands)	2021	2020	Change $
Direct research and development expenses by program:
AK‑OTOF	$21,304	$9,736	$11,568
AK-antiVEGF	3,976	548	3,428
Other early‑stage programs	2,766	1,862	904
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	3,874	1,717	2,157
Personnel related (including stock‑based compensation)	21,485	12,988	8,497
Facility related and other	11,190	7,446	3,744
Total research and development expenses	$64,595	$34,297	$30,298

Research and development expenses were $64.6 million for the year ended December 31, 2021, compared to $34.3 million for the year ended December 31, 2020. The increase of $11.6 million in direct costs related to our AK-OTOF program was primarily due to $10.4 million of increased manufacturing costs and $0.8 million of increased external research costs. The increase of $3.4 million in direct costs related to our AK-antiVEGF program was primarily due to increased nonclinical toxicology studies and manufacturing costs. The increase of $0.9 million in research and development expenses for our other early-stage programs was primarily due to advancement of research in our existing early-stage programs.

The increase of $2.2 million in platform-related external costs was primarily due to increases in spending related to the development of our novel delivery approach. The increase of $8.5 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $4.3 million for the year ended December 31, 2021 and $1.5 million for the year ended December 31, 2020. The increase of $3.7 million in facility-related and other expenses was primarily due to an increase in facility costs and laboratory costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

General and Administrative Expenses

	Years Ended December 31,
(In thousands)	2021	2020	Change $
Personnel related (including stock‑based compensation)	$13,332	$8,925	$4,407
Professional and consultant fees	4,804	3,518	1,286
Facility related and other	4,090	2,140	1,950
Total general and administrative expenses	$22,226	$14,583	$7,643

General and administrative expenses for the year ended December 31, 2021 were $22.2 million, compared to $14.6 million for the year ended December 31, 2020. Personnel-related costs increased by $4.4 million primarily as a result of the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $5.2 million for the year ended December 31, 2021 and $3.0 million for the year ended December 31, 2020. Professional and consultant fees increased by $1.3 million primarily due to increased patent activities and increases in professional fees related to legal and accounting services. The increase in facility-related and other expenses of $2.0 million was primarily due to an increase in facility costs related to the expansion of our leased space pursuant to a lease amendment, which was entered into in January 2021.

Other Income (Expense)

Interest Income. Interest income for the years ended December 31, 2021 and 2020 was $1.9 million and $0.6 million, respectively, consisting of interest earned on invested cash balances.

Other Expense, Net. Other expense, net for the years ended December 31, 2021 and 2020 was $1.7 million and $0.3 million, respectively, and was primarily related to net amortization of premiums and accretion of discounts on marketable securities and interest paid on our finance lease liabilities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and through proceeds from the sale of common stock in our IPO. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $232.5 million.

On June 30, 2020 we completed our IPO and issued and sold 14,375,000 shares of our common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

In August 2021, we entered into a sales agreement, or the ATM Sales Agreement, with Cowen and Company, LLC, to issue and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $100.0 million. The shares that may be sold pursuant to the ATM Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC on August 20, 2021. As of December 31, 2021, we have not yet issued or sold any securities under the ATM Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Years Ended December 31,
(In thousands)	2021	2020
Cash used in operating activities	$(63,733)	$(40,767)
Cash provided by (used in) investing activities	117,622	(243,879)
Cash provided by financing activities	217	328,500
Net increase in cash, cash equivalents and restricted cash	$54,106	$43,854

Operating Activities

During the year ended December 31, 2021, operating activities used $63.7 million of cash, primarily resulting from our net loss of $86.7 million, partially offset by non-cash charges of $14.9 and net cash provided by changes in our operating assets and liabilities of $8.0 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $8.8 million increase in accounts payable and accrued expenses and other current liabilities and a $0.2 million increase in operating lease liabilities, partially offset by a $1.0 million decrease in prepaid expenses and other current assets.

During the year ended December 31, 2020, operating activities used $40.8 million of cash, primarily resulting from our net loss of $48.6 million, partially offset by non-cash charges of $7.0 million and net cash provided by changes in our operating assets and liabilities of $0.9 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $3.3 million increase in accrued expenses and other current liabilities, partially offset by a $1.6 million decrease in prepaid expenses and other current assets and a $0.6 million decrease in operating lease liabilities.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs, increases in payroll related accruals, and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $117.6 million, related to proceeds from sales or maturities of marketable securities of $288.0 million, partially offset by purchases of marketable securities of $161.4 million and purchases of property and equipment of $9.0 million.

During the year ended December 31, 2020, net cash used in investing activities was $243.9 million, related to purchases of property and equipment of $4.5 million, purchases of marketable securities of $268.8 million, and partially offset by proceeds from sales or maturities of marketable securities of $29.5 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds from the exercise of stock options of $0.4 million, partially offset by payments on our finance lease obligation of $0.2 million.

During the year ended December 31, 2020, net cash provided by financing activities was $328.5 million, consisting of net proceeds from the issuance of our Series B preferred stock of $104.8 million in February 2020 and of net proceeds from the issuance of common stock in our IPO in June 2020 of $227.3 million, partially offset by initial public offering costs of $3.4 million.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 18 months from the issuance date of the consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

We have contractual obligations related to our operating lease of office and laboratory space in Boston, Massachusetts. These obligations are further described in Note 12 “Leases” to our consolidated financial statements.

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

We have also entered into license agreements under which we are obligated to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a further description of our license agreements and the potential payment obligations thereunder, see Note 11 “License Agreements” to our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements as of December 31, 2021 and 2020 and for each of the two years in the period ended December 31, 2021 and 2020, and the Report of Independent Registered Public Accounting Firm are included in this report as listed in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akouos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akouos, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 29, 2022

We have served as the Company’s auditor since 2019.

AKOUOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$121,907	$68,932
Marketable securities	110,545	239,078
Prepaid expenses and other current assets	3,711	2,626
Total current assets	236,163	310,636
Property and equipment, net	19,803	15,388
Operating lease right‑of‑use assets	20,341	5,964
Restricted cash	2,448	1,317
Other assets	—	45
Total assets	$278,755	$333,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,280	$895
Accrued expenses and other current liabilities	14,850	8,699
Operating lease liabilities	671	1,115
Total current liabilities	16,801	10,709
Operating lease liabilities, net of current portion	28,304	12,027
Total liabilities	45,105	22,736
Commitments and contingencies (See Note 13)
Stockholders’ Equity
Preferred stock, $0.0001 par value: Authorized: 5,000,000 shares at December 31, 2021 and 2020. Issued and outstanding: zero shares at December 31, 2021 and 2020.	—	—
Common stock, $0.0001 par value: Authorized: 200,000,000 shares at December 31, 2021 and 2020. Issued and outstanding: 34,498,443 and 34,383,719 shares at December 31, 2021 and 2020, respectively.	3	3
Additional paid‑in capital	402,244	392,322
Accumulated other comprehensive income (loss)	(202)	13
Accumulated deficit	(168,395)	(81,724)
Total stockholders’ equity	233,650	310,614
Total liabilities and stockholders’ equity	$278,755	$333,350

The accompanying notes are an integral part of these consolidated financial statements.

AKOUOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$64,595	$34,297
General and administrative	22,226	14,583
Total operating expenses	86,821	48,880
Loss from operations	(86,821)	(48,880)
Other income (expense):
Interest income	1,872	567
Other expense, net	(1,722)	(287)
Total other income, net	150	280
Net loss	$(86,671)	$(48,600)
Net loss per share attributable to common stockholders, basic and diluted	$(2.52)	$(2.77)
Weighted‑average common shares outstanding, basic and diluted	34,387,883	17,550,847
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(215)	13
Total other comprehensive income (loss)	(215)	13
Total comprehensive loss	$(86,886)	$(48,587)

The accompanying notes are an integral part of these consolidated financial statements.

AKOUOS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2019	178,349,005	$58,690	997,165	$—	$323	$—	$(33,124)	$(32,801)
Issuance of common stock upon exercise of stock options	—	—	41,882	—	66	—	—	66
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	79	—	—	79
Stock‑based compensation expense	—	—	—	—	4,495	—	—	4,495
Issuance of Series B convertible preferred stock, net of issuance costs of $228	221,399,223	104,837	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(399,748,228)	(163,527)	18,969,672	2	163,510	—	—	163,512
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	14,375,000	1	223,849	—	—	223,850
Net loss	—	—	—	—	—	—	(48,600)	(48,600)
Unrealized gain on marketable securities	—	—	—	—	—	13	—	13
Balances at December 31, 2020	—	—	34,383,719	3	392,322	13	(81,724)	310,614
Issuance of common stock upon exercise of stock options	—	—	114,724	—	406	—	—	406
Vesting of restricted common stock from early‑exercised stock options	—	—	—	—	35	—	—	35
Stock‑based compensation expense	—	—	—	—	9,481	—	—	9,481
Net loss	—	—	—	—	—	—	(86,671)	(86,671)
Unrealized loss on marketable securities	—	—	—	—	—	(215)	—	(215)
Balances at December 31, 2021	—	$—	34,498,443	$3	$402,244	$(202)	$(168,395)	$233,650

The accompanying notes are an integral part of these consolidated financial statements.

AKOUOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(86,671)	$(48,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,490	1,925
Net amortization of premiums and accretion of discounts on marketable securities	1,677	281
Amortization of operating lease right-of-use assets	1,257	250
Stock‑based compensation expense	9,481	4,495
Loss on disposal of property and equipment	43	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,085)	(1,565)
Accounts payable	385	583
Other assets	45	(45)
Operating lease liabilities	199	(642)
Accrued expenses and other current liabilities	8,446	2,739
Other long-term liabilities	—	(188)
Net cash used in operating activities	(63,733)	(40,767)
Cash flows from investing activities:
Purchases of property and equipment	(9,019)	(4,533)
Purchases of marketable securities	(161,360)	(268,846)
Proceeds from sales or maturities of marketable securities	288,001	29,500
Net cash provided by (used in) investing activities	117,622	(243,879)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	—	104,837
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	227,269
Payments of finance lease obligations	(189)	(253)
Proceeds from exercise of stock options	406	66
Payments of initial public offering costs	—	(3,419)
Net cash provided by financing activities	217	328,500
Net increase in cash, cash equivalents and restricted cash	54,106	43,854
Cash, cash equivalents and restricted cash at beginning of period	70,249	26,395
Cash, cash equivalents and restricted cash at end of period	$124,355	$70,249
Supplemental cash flow information:
Cash paid for interest	$1	$6
Supplemental disclosure of non‑cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$2,071
Operating lease liabilities arising from obtaining right‑of‑use assets	$10,042	$—
Vesting of common stock subject to repurchase	$35	$—
Remeasurement of operating lease right-of-use asset for lease modification	$5,592	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$121,907	$68,932
Restricted cash	2,448	1,317
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$124,355	$70,249

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

In August 2021, the Company entered into a sales agreement (“the ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to issue and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $100.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company agreed to pay Cowen a commission of 3.0% of the aggregate gross proceeds of any shares sold by Cowen under the ATM Sales Agreement. As of December 31, 2021, no sales have been made pursuant to the ATM Sales Agreement.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2021, the Company had an accumulated deficit of $168.4 million.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the pandemic. The pandemic and government measures taken in response have had and will continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The Company has experienced manufacturing delays at its third-party manufacturers, including delays related to the COVID-19 pandemic, and may experience additional delays in the future, including supply chain delays or shortages, which could further delay product development timelines. The future progression of the pandemic and its continued effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete nonclinical studies, delay the initiation of its planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. In particular, the Company and its third-party manufacturers and contract research organizations may face additional disruptions that may affect the Company’s ability to initiate and complete nonclinical studies, obtain nonclinical and clinical supplies, and initiate clinical trial sites. The pandemic may cause significant disruptions in the financial markets, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide, which could result in adverse effects on the Company’s business and operations.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains its cash, cash equivalents and marketable securities at one accredited financial institution. The Company’s cash equivalents as of December 31, 2021 consisted of U.S. government money market funds. Marketable securities as of December 31, 2021 consisted of U.S. Treasury notes with maturities of less than two years. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

In connection with the Company’s lease agreement entered into in December 2018 (see Note 12), the Company is required to maintain a letter of credit of $1.3 million for the benefit of the landlord. In connection with the Company’s lease agreement entered into in December 2018, as amended (the “2018 Lease”), the Company is required to maintain an additional letter of credit of $1.2 million for the benefit of the landlord. As of December 31, 2021 and 2020, this amount was classified as restricted cash (non-current) in the consolidated balance sheets.

The Company was required to maintain a separate cash balance of less than $0.1 million pledged as collateral for a credit card account, which was reimbursed as of December 31, 2021 and is no longer classified as restricted cash (non-current) on the consolidated balance sheet. As of December 31, 2020, this amount was classified as restricted cash (non-current) on the consolidated balance sheet.

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. Impairment is measured based on the excess of the carrying value of the related assets over the fair value of such assets. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2021, comprehensive loss included $0.2 million of unrealized loss on marketable securities. For the year ended December 31, 2020, comprehensive loss included less than $0.1 million of unrealized gains on marketable securities.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties on its consolidated balance sheets at December 31, 2021 and 2020.

Net Loss per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, the Company’s outstanding stock options and unvested restricted common stock are considered potential dilutive common shares.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-12 as of the required effective date of January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition period related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, the Company can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 was effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at
	December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,018	$—	$—	$121,018
Restricted cash:
Money market funds	2,448	—	—	2,448
Marketable securities:
U.S. Treasury notes	—	110,545	—	110,545
	$123,466	$110,545	$—	$234,011

	Fair Value Measurements at
	December 31, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,016	$—	$—	$68,016
Restricted cash:
Money market funds	1,292	—	—	1,292
Marketable securities:
U.S. Treasury notes	—	239,078	—	239,078
	$69,308	$239,078	$—	$308,386

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of December 31, 2021, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.

4. Marketable Securities

As of December 31, 2021 and 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$110,747	$—	$(202)	$110,545
	$110,747	$—	$(202)	$110,545

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$239,065	$16	$(3)	$239,078
	$239,065	$16	$(3)	$239,078

At December 31, 2021, all available-for-sale marketable securities have contractual maturities of less than two years. At December 31, 2020, all available-for-sale marketable securities had contractual maturities of less than one year.

5. Property and Equipment, Net

Property and equipment at cost and accumulated depreciation and amortization were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Laboratory equipment	$7,595	$4,576
Furniture and fixtures	600	461
Leasehold improvements	15,871	8,915
Construction in progress	516	3,755
	24,582	17,707
Less: Accumulated depreciation and amortization	(4,779)	(2,319)
	$19,803	$15,388

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $2.5 million and $1.9 million, respectively. Leasehold improvements relate to the construction of new office and laboratory space and the buildout of a current good manufacturing practice manufacturing facility at the Company’s facility in Boston, Massachusetts.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued manufacturing expenses	$8,039	$1,659
Accrued employee compensation and benefits	3,234	2,438
Accrued external research and development expenses	2,507	783
Accrued professional fees	983	1,175
Payments due for leasehold improvements	—	2,071
Other	87	573
	$14,850	$8,699

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

8. Stockholders’ Equity

Common Stock

As of December 31, 2021 and 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock $0.0001 par value per share.

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

In August 2021, the Company entered into the ATM Sales Agreement with Cowen to issue and sell from time to time, at prevailing market prices, up to $100.0 million in shares of the Company’s common stock. As of December 31, 2021, the Company has not yet issued or sold any securities under the ATM Sales Agreement.

Preferred Stock

As of December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2021, no shares of preferred stock were issued or outstanding.

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

During the year ended December 31, 2020, the Company increased the number of shares of common stock authorized for issuance under the 2016 plan from 1,508,669 to 3,722,685 shares. As of December 31, 2021 and December 31, 2020, no shares remained available for future issuance under the 2016 Plan.

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

As of December 31, 2021, the total number of shares of common stock available for issuance under the 2020 Plan is 4,674,442 shares.

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

As of December 31, 2021, the total number of shares of common stock available for issuance under the 2020 ESPP is 704,488.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Years Ended December 31,
	2021	2020
Risk‑free interest rate	0.87%	0.51%
Expected stock price volatility	79.6%	89.4%
Expected dividend yield	—	—
Expected term of options (in years)	6.0	6.0
Fair value per option	$ 10.39	$ 9.93

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (in thousands)
Outstanding as of December 31, 2020	3,674,687	$9.92	9.1	$38,170
Granted	1,546,665	$15.31
Exercised	(114,724)	$3.54
Forfeited and cancelled	(713,792)	$11.57
Outstanding as of December 31, 2021	4,392,836	$11.71	8.3	$6,801
Vested and expected to vest as of December 31, 2021	4,392,836	$11.71	8.3	$6,801
Options exercisable as of December 31, 2021	1,519,857	$9.14	7.3	$4,214

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $1.4 million and $0.8 million, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2020	47,731
Vested	(33,661)
Unvested restricted common stock as of December 31, 2021	14,070

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of December 31, 2021 and 2020, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million at each date.

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

The Company did not grant or sell restricted common stock awards during 2021 or 2020. As of December 31, 2021 and December 31, 2020, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million at each date.

The following table summarizes the Company’s restricted common stock award activity for the year ended December 31, 2021:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2020	93,908	$0.0529
Vested	(93,138)	0.0474
Unvested restricted common stock as of December 31, 2021	770	$0.8500

The total fair value of restricted common stock vested during the years ended December 31, 2021 and 2020 was less than $0.1 million at each date.

Stock-Based Compensation

The Company records compensation cost for all share-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	December 31,
	2021	2020
Research and development expenses	$4,296	$1,486
General and administrative expenses	5,185	3,009
	$9,481	$4,495

As of December 31, 2021, there was $25.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

10. Income Taxes

For the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.0)	(6.0)
Federal and state research and development tax credits	(2.5)	(2.5)
Non‑deductible items	1.0	1.0
Other	(0.2)	—
Change in deferred tax asset valuation allowance	28.7	28.5
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$39,987	$19,558
Research and development tax credit carryforwards	5,021	2,843
Stock-based compensation	1,958	626
Operating lease liabilities	7,916	3,642
Other	1,070	792
Total deferred tax assets	55,952	27,461
Deferred tax liabilities:
Property and equipment	(1,641)	(1,934)
Operating lease right‑of‑use assets	(5,609)	(1,711)
Total deferred tax liabilities	(7,250)	(3,645)
Valuation allowance	(48,702)	(23,816)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had federal net operating loss carryforwards of $146.7 million, which may be available to offset future taxable income, of which $0.4 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $146.3 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, the Company had state net operating loss carryforwards of $145.4 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2021, the Company also had federal and state research and development tax credit carryforwards of $3.8 million and $1.5 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards. The changes in the valuation allowance for 2021 and 2020 were as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Valuation allowance at beginning of year	$23,816	$9,963
Increases recorded to income tax provision	24,886	13,853
Valuation allowance at end of year	$48,702	$23,816

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2021 and 2020, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of December 31, 2021, there were no pending tax examinations. The Company is open to future tax examination under statute from 2016 to the present.

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

During the years ended December 31, 2021 and 2020, the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the years ended December 31, 2021 and 2020, the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

12. Leases

The Company leases its office and laboratory facility in Boston, Massachusetts pursuant to the 2018 Lease, which includes a lease incentive, fixed payment escalations, and a rent holiday. The 2018 Lease term commenced in May 2019, which was the point at which the Company obtained control of the leased premises, and expires in February 2028. Under the 2018 Lease, the Company is entitled to one option to extend the lease term for an additional five years. The option to extend the lease term was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised. The Company classified the 2018 Lease as an operating lease under ASC Topic 842; Leases. The initial annual base rent under the 2018 Lease is $2.3 million, with such base rent increasing annually during the initial term by 3% and with lease payments beginning in February 2020. Additionally, the 2018 Lease requires the Company to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the new leased premises. In connection with the 2018 Lease, the Company is required to maintain a letter of credit for the benefit of the landlord in an amount of approximately $1.3 million, based on a specified formula. The 2018 Lease included a landlord-provided tenant improvement allowance of up to $6.6 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the 2018 Lease and, as such, reflected the $6.6 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in May 2019. Between the lease commencement date and December 31, 2019, the Company recorded increases of $6.6 million to the operating lease liability and to leasehold improvements as and when such leasehold improvements were paid for by the lessor.

The Company entered into an amendment in January 2021 of its 2018 Lease (the “Amended 2018 Lease”). Under the Amended 2018 Lease, the Company’s leased space expanded the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extended the term of the 2018 Lease for a new ten-year term. The term extension of existing square feet under the 2018 Lease is accounted for as a lease modification, which resulted in the remeasurement of the existing right-of-use asset and lease liability of $5.9 million and $13.1 million, respectively, to $11.5 million and $18.7 million, respectively, in January 2021, the effective date of the amended lease agreement, and is accounted for as an operating lease. The lease term of the additional leased premises commenced in April 2021, which was the point at which the Company obtained control of the leased premises. On commencement date the Company recorded a right-of-use asset and lease liability of $9.9 million, respectively, and is accounted for as an operating lease.

The Amended 2018 Lease included a landlord-provided tenant improvement allowance of up to $7.1 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the Amended 2018 Lease and, as such, reflected the $7.1 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2021. As of December 31, 2021, the Company has not yet incurred any leasehold improvement costs related to the Amended 2018 Lease that were paid for by the lessor.

The lease disclosures for the year ended December 31, 2021 in these financial statements have been adjusted for the modification of the current lease.

The Company also leased laboratory equipment under an agreement which was classified as a finance lease. This lease ended in September 2021 and the Company exercised its purchase option of $1. As of December 31, 2021, the financing lease liability was fully paid down to $0 and the financing lease asset of $0.2 million will be depreciated over the remaining economic life of two years.

The components of the Company’s lease expense are as follows:

(in thousands)	December 31, 2021
Operating lease cost	$3,836
Variable lease cost	$293
Finance lease cost:
Amortization of lease assets	$82
Interest on lease liabilities	1
Total finance lease cost	$83

Supplemental disclosure of cash flow information related to leases was as follows:

(in thousands)	December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,380
Cash paid for amounts included in the measurement of finance lease liabilities (operating cash flows)	$1
Cash paid for amounts included in the measurement of finance lease liabilities (financing cash flows)	$189

The weighted-average remaining lease term and discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted‑average remaining lease term (in years) used for:
Operating leases	10.00	7.17
Finance leases	—	0.75
Weighted‑average discount rate used for:
Operating leases	10.00%	10.00%
Finance leases	N/A	1.99%

Because the interest rate implicit in the lease was not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of the Amended 2018 Lease. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease. The present value of the Company’s laboratory equipment lease was calculated using the rate implicit in the lease.

Future annual lease payments under the 2018 Lease, as amended, as of December 31, 2021 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2022	$(3,912)
2023	5,020
2024	5,611
2025	5,786
2026	5,959
Thereafter	34,419
Total future lease payments	52,883
Less: Imputed interest	(23,908)
Total lease liabilities	$28,975

The 2022 annual lease reimbursement represents a net amount of $3.9 million, which consists of 2022 lease payments of $3.2 million, offset by $7.1 million of landlord-provided tenant improvement allowance, in accordance with the Amended 2018 Lease.

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		December 31,	December 31,
Leases	Consolidated Balance Sheet Classification (unaudited)	2021	2020
Assets:
Operating lease assets	Operating lease right‑of‑use assets	$20,341	$5,964
Finance lease assets	Property and equipment, net	—	300
Total lease assets		$20,341	$6,264
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$671	$1,115
Finance lease liabilities	Accrued expenses and other current liabilities	—	188
Non‑current:
Operating lease liabilities	Operating lease liabilities, net of current portion	28,304	12,027
Total lease liabilities		$28,975	$13,330

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

14. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020
Numerator:
Net loss attributable to common stockholders	$(86,671)	$(48,600)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	34,387,883	17,550,847
Net loss per share attributable to common stockholders, basic and diluted	$(2.52)	$(2.77)

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

	December 31,
	2021	2020

Unvested restricted common stock	14,840	141,639
Stock options to purchase common stock	4,392,836	3,674,687
	4,407,676	3,816,326

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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in the sections captioned “Proposal No. 1 – Election of Class II Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the section captioned “Related Person Transactions,” “Policies and Procedures for Related Person Transactions” and “Board Determination of Independence” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

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

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 of the registrant (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2021).

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

10.13

First Amendment to Lease, dated as of January 29, 2021, between the registrant and OPG MP Parcel Owner (DE) LLC, as successor in interest to Boston Harbor Industrial Development LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2021).

10.14

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

10.17†

Letter Agreement Regarding Sublicense of Ancestral Technology by and among the registrant, Massachusetts Eye and Ear Infirmary and Schepens Eye Research Institute, Inc., dated as of October 27, 2017 (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.18+

Letter Agreement, dated as of June 3, 2020, by and between the registrant and Emmanuel Simons (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 5, 2020).

10.19+

Employment Agreement, dated as of August 12, 2021, by and between the registrant and Sachiyo Minegishi, (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2021).

10.20+

Employment Agreement, dated as of August 12, 2021, by and between the registrant and Jennifer Wellman, (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2021).

10.21+

Employment Agreement, dated as of August 12, 2021, by and between the registrant and Michael McKenna, (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2021).

10.22+

Employment Agreement, dated as of August 12, 2021, by and between the registrant and Greg Robinson, (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2021).

10.23

Sales Agreement, dated as of August 13, 2021, by and between the registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on August 13, 2021).

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

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed with this Annual Report on Form 10-K.
†

Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and is a type of information that the registrant treats as private or confidential.

+	Indicates management contract.
#	Furnished with this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2022.

AKOUOS, INC.

By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emmanuel Simons	President and
Emmanuel Simons, Ph.D., M.B.A.	Chief Executive Officer	March 29, 2022
(Principal Executive Officer)

/s/ Sachiyo Minegishi	Chief Financial Officer	March 29, 2022
Sachiyo Minegishi, M.B.A.	(Principal Financial and Accounting Officer)

/s/ Arthur O. Tzianabos	Chairman of the Board	March 29, 2022
Arthur O. Tzianabos, Ph.D.

/s/ Edward Mathers	Director	March 29, 2022
Edward Mathers

/s/ Kush M. Parmar	Director	March 29, 2022
Kush M. Parmar, M.D., Ph.D.

/s/ Heather Preston	Director	March 29, 2022
Heather Preston, M.D.

/s/ Saira Ramasastry	Director	March 29, 2022
Saira Ramasastry

/s/ Vicki Sato	Director	March 29, 2022
Vicki Sato, Ph.D.

/s/ Chris Smith	Director	March 29, 2022
Chris Smith