Form 10-Q
period 2022-03-31
Akouos, Inc.
filed 2022-05-12
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 34,626,156 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress, and results of our current and future nonclinical studies and clinical trials and our research and development programs, including the timing of when we will submit an investigational new drug application for our product candidates AK-OTOF, for otoferlin gene (OTOF)-mediated hearing loss, and AK-antiVEGF, for vestibular schwannoma, to the U.S. Food and Drug Administration;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing, and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our plans to develop and, if approved, subsequently commercialize our product candidates;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for, our product candidates;
●	our expectations regarding our regulatory strategy;
●	the potential advantages of our product candidates;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	our estimates regarding the potential addressable patient population for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our intellectual property position;
●	our ability to identify additional products, product candidates, or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;

●	developments and expectations regarding developments and projections relating to our competitors and our industry;
●	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition;
●	our ability to maintain and establish collaborations or obtain additional funding; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. These risks include, but are not limited to, the following:

●	we have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future. Our net loss was $27.0 million for the quarter ended March 31, 2022 and $16.1 million for the quarter ended March 31, 2021;
●	we have a limited operating history and are very early in our development efforts, all of our product candidates, including AK-OTOF and AK-antiVEGF, are still in preclinical development, and we may be unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates;
●	we expect that we will need to raise additional funding before we can expect to complete clinical development of any product candidates or become profitable from any future sales of approved products;
●	the manufacture of genetic medicine products is complex and difficult, and we could experience manufacturing problems that result in delays in our development or commercialization programs;

●	we currently rely, and expect to continue to rely, on third-party manufacturers to produce nonclinical and clinical supply of our product candidates and we have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third-party manufacturers, and we could experience further delays in the development or commercialization of our product candidates, including delays related to COVID-19, other natural disasters, or supply chain shortages or delays;
●	the COVID-19 pandemic could continue to adversely impact our business, including our manufacturing activities, nonclinical studies, and planned clinical trials;
●	we have not tested any of our product candidates in clinical trials, and the outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials or commercial success;
●	preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	if we do not achieve our projected development goals in the timeframes we announce and expect, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business;
●	our product candidates are based on a relatively novel technology with which there is little clinical experience, which makes it difficult to predict the time and cost development and of subsequently obtaining regulatory approval, if at all;
●	AK-OTOF and our other product candidates will be a biologic-device combination involving a novel delivery approach, which may result in additional regulatory and other risks;
●	even if we complete the necessary nonclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect;
●	the conditions we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	we may not be successful in our efforts to build a pipeline of additional product candidates;
●	if we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;
●	our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	if we fail to comply with our obligations under our existing or any future license agreements, we could lose intellectual property rights that are important to our business; and
●	we may not be successful in our efforts to develop our product candidates or to build a pipeline of additional product candidates if we fail to retain and attract key personnel.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AKOUOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$54,382	$121,907
Marketable securities	154,716	110,545
Prepaid expenses and other current assets	2,353	3,711
Total current assets	211,451	236,163
Property and equipment, net	21,849	19,803
Operating lease right‑of‑use assets	20,167	20,341
Restricted cash	2,448	2,448
Other assets	43	—
Total assets	$255,958	$278,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,331	$1,280
Accrued expenses and other current liabilities	16,517	14,850
Operating lease liabilities	711	671
Total current liabilities	18,559	16,801
Operating lease liabilities, net of current portion	28,415	28,304
Total liabilities	46,974	45,105
Commitments and contingencies (See Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value: Authorized: 200,000,000 shares at March 31, 2022 and December 31, 2021. Issued and outstanding: 34,605,503 and 34,498,443 shares at March 31, 2022 and December 31, 2021, respectively.	3	3
Additional paid‑in capital	405,094	402,244
Accumulated other comprehensive loss	(735)	(202)
Accumulated deficit	(195,378)	(168,395)
Total stockholders’ equity	208,984	233,650
Total liabilities and stockholders’ equity	$255,958	$278,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$20,388	$11,258
General and administrative	6,646	4,890
Total operating expenses	27,034	16,148
Loss from operations	(27,034)	(16,148)
Other income (expense):
Interest income	257	509
Other expense, net	(206)	(447)
Total other income, net	51	62
Net loss	$(26,983)	$(16,086)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.47)
Weighted‑average common shares outstanding, basic and diluted	34,528,992	34,284,419
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(533)	28
Total other comprehensive income (loss)	(533)	28
Total comprehensive loss	$(27,516)	$(16,058)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	34,383,719	$3	$392,322	$13	$(81,724)	$310,614
Issuance of common stock upon exercise of stock options	62,197	—	225	—	—	225
Vesting of restricted common stock from early‑exercised stock options	—	—	21	—	—	21
Stock‑based compensation expense	—	—	2,000	—	—	2,000
Net loss	—	—	—	—	(16,086)	(16,086)
Unrealized gain on marketable securities	—	—	—	28	—	28
Balances at March 31, 2021	34,445,916	$3	$394,568	$41	$(97,810)	$296,802

Balances at December 31, 2021	34,498,443	$3	$402,244	$(202)	$(168,395)	$233,650
Issuance of common stock upon exercise of stock options	107,060	—	220	—	—	220
Vesting of restricted common stock from early‑exercised stock options	—	—	4	—	—	4
Stock‑based compensation expense	—	—	2,626	—	—	2,626
Net loss	—	—	—	—	(26,983)	(26,983)
Unrealized loss on marketable securities	—	—	—	(533)	—	(533)
Balances at March 31, 2022	34,605,503	$3	$405,094	$(735)	$(195,378)	$208,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,983)	$(16,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	748	544
Net amortization of premiums and accretion of discounts on marketable securities	188	442
Amortization of operating lease right-of-use assets	174	96
Stock‑based compensation expense	2,626	2,000
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,358	(1,796)
Accounts payable	51	97
Other assets	(43)	10
Operating lease liabilities	151	(163)
Accrued expenses and other current liabilities	1,671	(1,071)
Net cash used in operating activities	(20,059)	(15,922)
Cash flows from investing activities:
Purchases of property and equipment	(2,794)	(4,107)
Purchases of marketable securities	(64,892)	(70,302)
Proceeds from sales or maturities of marketable securities	20,000	140,000
Net cash provided by (used in) investing activities	(47,686)	65,591
Cash flows from financing activities:
Payments of finance lease obligations	—	(63)
Proceeds from exercise of stock options	220	246
Net cash provided by financing activities	220	183
Net increase (decrease) in cash, cash equivalents and restricted cash	(67,525)	49,852
Cash, cash equivalents and restricted cash at beginning of period	124,355	70,249
Cash, cash equivalents and restricted cash at end of period	$56,830	$120,101
Supplemental cash flow information:
Cash paid for interest	$—	$1
Supplemental disclosure of non‑cash investing and financing information:
Vesting of common stock subject to repurchase	$4	$21
Remeasurement of operating lease right-of-use asset for lease modification	$—	$5,592
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,382	$117,653
Restricted cash	2,448	2,448
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$56,830	$120,101

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

In August 2021, the Company entered into a sales agreement (“the ATM Sales Agreement”) with Cowen and Company, LLC, (“Cowen”) to issue and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $100.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company agreed to pay Cowen a commission of 3.0% of the aggregate gross proceeds of any shares sold by Cowen under the ATM Sales Agreement. As of March 31, 2022, no sales have been made pursuant to the ATM Sales Agreement.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2022, the Company had an accumulated deficit of $195.4 million.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 (the “Annual Report on Form 10-K”).

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

Recently Adopted Accounting Pronouncements

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at
	March 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$55,895	$—	$—	$55,895
Restricted cash:
Money market funds	2,448	—	—	2,448
Marketable securities:
U.S. Treasury notes	—	154,716	—	154,716
	$58,343	$154,716	$—	$213,059

	Fair Value Measurements at
	December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,018	$—	$—	$121,018
Restricted cash:
Money market funds	2,448	—	—	2,448
Marketable securities:
U.S. Treasury notes	—	110,545	—	110,545
	$123,466	$110,545	$—	$234,011

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of March 31, 2022, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy.

4. Marketable Securities

As of March 31, 2022 and December 31, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$155,451	$—	$(735)	$154,716
	$155,451	$—	$(735)	$154,716

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$110,747	$—	$(202)	$110,545
	$110,747	$—	$(202)	$110,545

At March 31, 2022 and December 31, 2021, all available-for-sale marketable securities had contractual maturities of less than two years.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Laboratory equipment	$8,226	$7,595
Furniture and fixtures	611	600
Leasehold improvements	15,871	15,871
Construction in progress	2,668	516
	27,376	24,582
Less: Accumulated depreciation and amortization	(5,527)	(4,779)
	$21,849	$19,803

Depreciation and amortization expense for the three months ended March 31, 2022 and March 31, 2021 was approximately $0.7 million and $0.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued manufacturing expenses	$9,859	$8,039
Accrued employee compensation and benefits	1,325	3,234
Accrued external research and development expenses	3,671	2,507
Accrued professional fees	1,595	983
Other	67	87
	$16,517	$14,850

7. Stockholders’ Equity

Common Stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

On June 30, 2020, the Company completed its initial public offering of its common stock and issued and sold 14,375,000 shares of common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

In August 2021, the Company entered into the ATM Sales Agreement with Cowen to issue and sell from time to time at prevailing market prices, up to $100.0 million in shares of the Company’s common stock. As of March 31, 2022, the Company has not yet issued or sold any securities under the ATM Sales Agreement.

Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of March 31, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

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

As of March 31, 2022 and December 31, 2021, no shares remained available for future issuance under the 2016 Plan.

2020 Stock Plan

On May 28, 2020, the Company’s board of directors adopted, and on June 17, 2020 its stockholders approved, the 2020 Stock Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan is the sum of 4,294,594, plus the number of shares (up to 3,622,691 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Plan upon the effectiveness of the 2020 Plan and (ii) the number of shares of common stock subject to outstanding awards granted under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2020 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2030, equal to the lowest of (i) 2,728,610 shares, (ii) 4% of the number of shares of common stock outstanding on such date, and (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares reserved for issuance under the 2020 Plan increased, pursuant to the terms of the 2020 Plan, by an additional 1,379,937 shares, equal to 4% of the Company’s then outstanding common stock. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan.

As of March 31, 2022, the total number of shares of common stock available for issuance under the 2020 Plan is 4,606,996 shares.

2020 Employee Stock Purchase Plan

On May 28, 2020, the Company’s board of directors adopted, and on June 17, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). A total of 360,651 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, equal to the lowest of (i) 640,630 shares, (ii) 1% of the number of shares of common stock outstanding on such date, and (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares reserved for issuance under the 2020 ESPP increased, pursuant to the terms of the 2020 ESPP, by an additional 344,984 shares, equal to 1% of the Company’s then outstanding common stock.

As of March 31, 2022, the total number of shares of common stock available for issuance under the 2020 ESPP is 1,049,472.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (in thousands)
Outstanding as of December 31, 2021	4,392,836	$11.71	8.3	$6,801
Granted	1,601,700	$5.80
Exercised	(107,060)	$2.05
Forfeited and cancelled	(158,863)	$13.98
Outstanding as of March 31, 2022	5,728,613	$10.20	8.7	$1,976
Vested and expected to vest as of March 31, 2022	5,728,613	$10.20	8.7	$1,976
Options exercisable as of March 31, 2022	1,579,119	$9.87	7.9	$1,451

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $4.11 per share and $12.14 per share, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2021	14,070
Vested	(3,775)
Unvested restricted common stock as of March 31, 2022	10,295

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of March 31, 2022 and December 31, 2021, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million at each date.

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

The Company did not grant or sell restricted common stock awards during 2021 or the three months ended March 31, 2022. As of March 31, 2022, there was no remaining liability related to the payments received for shares of unvested restricted stock. As of December 31, 2021, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million.

The following table summarizes the Company’s restricted common stock award activity for the three months ended March 31, 2022:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2021	770	$0.85
Vested	(770)	0.85
Unvested restricted common stock as of March 31, 2022	—	$—

The total fair value of restricted common stock vested during the three months ended March 31, 2022 was less than $0.1 million.

Stock-Based Compensation

The Company records compensation cost for all stock-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development expenses	$997	$954
General and administrative expenses	1,629	1,046
	$2,626	$2,000

As of March 31, 2022, there was $28.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

9. License Agreements

License Agreement with Massachusetts Eye and Ear

In October 2017, the Company entered into a license agreement with Massachusetts Eye and Ear Infirmary and the Schepens Eye Research Institute, Inc. (collectively referred to as “MEE”) (the “MEE License”). Under the MEE License, the Company received an exclusive, non-transferable, sublicensable, worldwide, royalty-bearing license to certain patent rights and know-how, including rights related to adeno-associated virus (“AAV”) ancestral technology, including AAVAnc80, to use, research, develop, manufacture, and commercialize licensed products in the treatment, diagnosis, and prevention of any and all balance disorders, including hearing disorders of the inner ear, in each case, with a total prevalence in the United States of less than 3,000 patients, and an exclusive, non-transferable, sublicensable right and license under MEE’s rights, title, and interest in certain patents co-owned by MEE and Children’s Medical Center Corporation to use, research, develop, manufacture, and commercialize licensed products. The Company is obligated to use commercially reasonable efforts to develop and commercialize the MEE licensed products, including filing an investigational new drug application (“IND”) in the United States or investigational medicinal product dossier (“IMPD”) in any country in the European Union or an equivalent application in any country within 18 months of completion of specified toxicology studies for a licensed product.

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

During the three months ended March 31, 2022 and 2021, the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the three months ended March 31, 2022 and 2021 the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

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

The Company entered into an amendment in January 2021 to its 2018 Lease (the “Amended 2018 Lease”). Under the Amended 2018 Lease, the Company’s leased space expanded the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extended the term of the 2018 Lease for a new ten-year term. The term extension of existing square feet under the 2018 Lease is accounted for as a lease modification, which resulted in the remeasurement of the existing right-of-use asset and lease liability of $5.9 million and $13.1 million, respectively, to $11.5 million and $18.7 million, respectively, in January 2021, the effective date of the Amended 2018 Lease agreement, and is accounted for as an operating lease. The lease term of the additional leased premises commenced in April 2021, which was the point at which the Company obtained control of the leased premises. On commencement date the Company recorded a right-of-use asset and lease liability of $9.9 million, respectively, and is accounted for as an operating lease. The Amended 2018 Lease included a landlord-provided tenant improvement allowance of up to $7.1 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the amended 2018 Lease and, as such, reflected the $7.1 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2021. As of March 31, 2022, the Company has not yet received any payment reimbursements from the lessor for leasehold improvement costs related to the Amended 2018 Lease.

The components of the Company’s lease expense are as follows:

(in thousands)	March 31, 2022
Operating lease cost	$1,116
Variable lease cost	$85

Supplemental disclosure of cash flow information related to leases was as follows:

(in thousands)	March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$792

The weighted-average remaining lease term and discount rate were as follows:

	March 31, 2022	December 31, 2021
Weighted‑average remaining lease term (in years) used for:
Operating leases	9.75	10.00
Weighted‑average discount rate used for:
Operating leases	10.00%	10.00%

Because the interest rate implicit in the lease was not readily determinable, the borrowing rate was used to calculate the present value of the Amended 2018 Lease. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease.

Future annual lease payments under the Amended 2018 Lease as of March 31, 2022 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2022	$(4,597)
2023	5,020
2024	5,611
2025	5,786
2026	5,959
Thereafter	34,419
Total future lease payments	52,198
Less: Imputed interest	(23,072)
Total lease liabilities	$29,126

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		March 31,	December 31,
Leases	Consolidated Balance Sheet Classification (unaudited)	2022	2021
Assets:
Operating lease assets	Operating lease right‑of‑use assets	$20,167	$20,341
Total lease assets		$20,167	$20,341
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$711	$671
Non‑current:
Operating lease liabilities	Operating lease liabilities, net of current portion	28,415	28,304
Total lease liabilities		$29,126	$28,975

11. Commitments and Contingencies

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company has made contributions to the 401(k) plan and recorded contribution expense of $0.2 million for the three months ended March 31, 2022. The Company did not make any contributions during the three month period ended March 31, 2021.

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

12. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(26,983)	$(16,086)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	34,528,992	34,284,419
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.47)

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

	March 31,
	2022	2021

Unvested restricted common stock	10,295	90,844
Stock options to purchase common stock	5,728,613	4,356,486
	5,738,908	4,447,330

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and our audited financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 29, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a precision genetic medicine company dedicated to our mission of developing gene therapies with the potential to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. We have built a precision genetic medicine platform that incorporates a proprietary vector library consisting of variants of a small virus commonly used in gene therapy, known as adeno-associated virus, or AAV, and a novel delivery approach. We are executing on our core strategic initiatives, which include the advancement of our lead product candidate, AK-OTOF; expansion of our pipeline to include programs focused on monogenic and inner ear conditions of complex etiology, such as AK-antiVEGF for vestibular schwannoma; and development of internal manufacturing capabilities and, ultimately, a commercial infrastructure. We believe the genetic medicines we are developing have the potential to create a new standard of care for the treatment of disabling hearing loss, and to transform the lives of individuals and their families, with disabling hearing loss, by providing a meaningful alternative to the invasive and limited current non-pharmacologic treatments. Our aim is to leverage our capabilities to become a fully integrated biotechnology company. We believe our platform and our team together provide a unique advantage to efficiently develop potential genetic medicines for a variety of inner ear conditions.

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

We reported a net loss of $27.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $195.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs and platform. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Operating expenses:
Research and development	$20,388	$11,258	$9,130
General and administrative	6,646	4,890	1,756
Total operating expenses	27,034	16,148	10,886
Loss from operations	(27,034)	(16,148)	(10,886)
Other income (expense):
Interest income	257	509	(252)
Other expense, net	(206)	(447)	241
Total other income, net	51	62	(11)
Net loss	$(26,983)	$(16,086)	$(10,897)

Research and Development Expenses

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Direct research and development expenses by program:
AK‑OTOF	$8,166	$2,256	$5,910
AK-antiVEGF	698	1,409	(711)
Other early‑stage programs	228	506	(278)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	1,020	244	776
Personnel related (including stock‑based compensation)	6,926	4,508	2,418
Facility related and other	3,350	2,335	1,015
Total research and development expenses	$20,388	$11,258	$9,130

Research and development expenses were $20.4 million for the three months ended March 31, 2022, compared to $11.3 million for the three months ended March 31, 2021. The increase of $5.9 million in direct costs related to our AK-OTOF program was primarily due to increased manufacturing costs of $3.9 million and increased external research costs of $1.5 million. The decrease of $0.7 million in direct costs related to our AK-antiVEGF program was primarily due to decreased nonclinical toxicology studies and manufacturing costs. The decrease of $0.3 million in research and development expenses for our other early-stage programs was primarily due to decreased spend related to the research of these programs.

The increase of $0.8 million in platform-related external costs was primarily related to increases in spending related to the development of our novel delivery approach. The increase of $2.4 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $1.0 million for the three months ended March 31, 2022 and $1.0 million for the three months ended March 31, 2021. The increase of $1.0 million in facility related and other costs was primarily due to an increase in facility costs and laboratory costs related to our corporate headquarters, for which our lease amendment was entered into in January 2021.

General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$4,573	$2,836	$1,737
Professional and consultant fees	874	1,103	(229)
Facility related and other	1,199	951	248
Total general and administrative expenses	$6,646	$4,890	$1,756

General and administrative expenses for the three months ended March 31, 2022 were $6.6 million, compared to $4.9 million for the three months ended March 31, 2021. Personnel-related costs increased by $1.7 million primarily as a result of the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $1.6 million for the three months ended March 31, 2022 and $1.0 million for the three months ended March 31, 2021. The decrease of $0.2 million in professional and consultant fees was related to a decrease in professional fees related to legal and accounting services. The increase in facility-related and other expenses of $0.2 million was primarily due to an increase in facility costs and laboratory costs related to our corporate headquarters, for which our lease amendment was entered into in January 2021.

Other Income (Expense)

Interest Income. Interest income was $0.3 million and $0.5 million, respectively, for each of the three months ended March 31, 2022 and 2021, consisting of interest earned on invested cash balances.

Other Expense, Net. Other expense, net was $0.2 million and $0.4 million, respectively, for each of the three months ended March 31, 2022 and 2021, and was primarily related to net amortization of premiums and accretion of discounts on marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017) and through proceeds from our IPO. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $209.1 million.

On June 30, 2020, we completed our IPO and issued and sold 14,375,000 shares of our common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

In August 2021, we entered into a sales agreement, or the ATM Sales Agreement, with Cowen and Company, LLC, to issue and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $100.0 million. The shares that may be sold pursuant to the ATM Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC on August 20, 2021. As of March 31, 2022, we have not yet issued or sold any securities under the ATM Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash used in operating activities	$(20,059)	$(15,922)
Cash provided by (used in) investing activities	(47,686)	65,591
Cash provided by financing activities	220	183
Net increase (decrease) in cash, cash equivalents and restricted cash	$(67,525)	$49,852

Operating Activities

During the three months ended March 31, 2022, operating activities used $20.1 million of cash, primarily resulting from our net loss of $27.0 million, partially offset by non-cash charges of $3.7 million and net cash provided by changes in our operating assets and liabilities of $3.2 million.

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

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $47.7 million, related to purchases of marketable securities of $64.9 million and purchases of property and equipment of $2.8 million, partially offset by proceeds from sales or maturities of marketable securities of $20.0 million.

During the three months ended March 31, 2021, net cash provided by investing activities was $65.6 million, related to maturities of marketable securities of $140.0 million, partially offset by purchases of marketable securities of $70.3 million and purchases of property and equipment of $4.1 million.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.2 million, consisting of proceeds from the exercise of stock options.

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

Application of Critical Accounting Estimates

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting estimates. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022, and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $27.0 million for the three months ended March 31, 2022, and $86.7 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $195.4 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, and proceeds from the sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially in the foreseeable future as we:

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $209.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 18 months from the issuance date of the consolidated financial statements. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trials and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

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

As of March 31, 2022, we have filed to register trademarks in the United States with the USPTO, and also have registered trademarks in certain jurisdictions outside of the United States, for the marks “Akouos”, the Akouos logo, “Resonate”, the Resonate by Akouos logo, “The Sing Registry,” and the Sing logo. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Other risks inherent in conducting international clinical trials or using international trial sites include:

•	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
•

the administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;

•	the failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
•	foreign exchange fluctuations;
•	diminished or loss of protection of intellectual property in the relevant jurisdiction; and
•	political, economic, environmental, and health risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks, including the COVID-19 pandemic.

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

We are developing AK-OTOF and our other product candidates as a biologic-device combination for administration directly to the cochlea, or the organ in the inner ear responsible for hearing, using our delivery approach. There are currently no approved fluids, drugs, or biologics that are delivered directly into the cochlea and, as such, no delivery device is available to facilitate this route of delivery. We are developing a delivery device as part of our novel delivery approach. This approach also relies on ancillary delivery system components, including a syringe and a syringe pump to be used with the delivery device, which introduces additional regulatory and other risks. We may experience delays in obtaining regulatory approval of AK-OTOF and our other product candidates given the increased complexity of the review process when approval of a biologic and a delivery device is sought under a single marketing application. The delivery will be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things. AK-OTOF may be regulated as a biologic-device combination product, which requires coordination within FDA for review of the product candidate’s device and biologic components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application may be sufficient for the approval of a combination product, FDA may determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring our combination product to market. Although FDA has systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidate due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product. Furthermore, we may elect to pursue the de novo pathway for our delivery device within the Center for Devices and Radiological Heath of FDA. The decision to seek a de novo pathway may cause us to experience regulatory delays that could adversely impact our development timelines.

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

As of April 29, 2022, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 34.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units, depository shares, subscription rights, purchase contracts, and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into a Sales Agreement, or the ATM Sales Agreement, with Cowen and Company, LLC pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $100 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2022, we had not sold any shares of common stock pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

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

Regulatory guidance under the Tax Act, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, or otherwise, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act, the CARES Act, or the CAA.

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

As of March 31, 2022, we have invested the unused net proceeds from the IPO in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

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

10.1	*	Summary of Amended and Restated Non-employee Director Compensation Program

31.1	*

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

AKOUOS, INC.

Date: May 12, 2022	By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer
Date: May 12, 2022	By:	(Principal Executive Officer) /s/ Sachiyo Minegishi
Sachiyo Minegishi, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)