Form 10-Q
period 2022-06-30
Akouos, Inc.
filed 2022-08-15
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 36,899,325 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress, and results of our current and future nonclinical studies and clinical trials and our research and development programs, including initiation of our planned Phase 1/2 clinical trial for AK-OTOF for otoferlin gene (OTOF)-mediated hearing loss, and the timing of when we will submit an investigational new drug application for our product candidate AK-antiVEGF, for vestibular schwannoma, to the U.S. Food and Drug Administration;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing, and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our plans to develop and, if approved, subsequently commercialize our product candidates;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for, our product candidates;
●	our expectations regarding our regulatory strategy;
●	the potential advantages of our product candidates;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	our estimates regarding the potential addressable patient population for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our intellectual property position;
●	our ability to identify additional products, product candidates, or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;

●	developments and expectations regarding developments and projections relating to our competitors and our industry;
●	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition;
●	our ability to maintain and establish collaborations or obtain additional funding; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. These risks include, but are not limited to, the following:

●	we have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future. Our net loss was $20.8 million for the quarter ended June 30, 2022 and $22.7 million for the quarter ended June 30, 2021;
●	we have a limited operating history and are very early in our development efforts, all of our product candidates, including AK-OTOF and AK-antiVEGF, are still in preclinical development, and we may be unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates;
●	we expect that we will need to raise additional funding before we can expect to complete clinical development of any product candidates or become profitable from any future sales of approved products;
●	the manufacture of genetic medicine products is complex and difficult, and we could experience manufacturing problems that result in delays in our development or commercialization programs;

●	we currently rely, and expect to continue to rely, on third-party manufacturers to produce nonclinical and clinical supply of our product candidates, including conducting analytical testing, and we have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third-party manufacturers, and we could experience further delays in the development or commercialization of our product candidates, including delays related to COVID-19, other natural disasters, or supply chain shortages or delays;
●	the COVID-19 pandemic could continue to adversely impact our business, including our manufacturing activities, nonclinical studies, and planned clinical trials;
●	we have not tested any of our product candidates in clinical trials, and the outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials or commercial success;
●	preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	if we do not achieve our projected development goals in the timeframes we announce and expect, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business;
●	our product candidates are based on a relatively novel technology with which there is little clinical experience, which makes it difficult to predict the time and cost development and of subsequently obtaining regulatory approval, if at all;
●	AK-OTOF and our other product candidates will be a biologic-device combination involving a novel delivery approach, which may result in additional regulatory and other risks;
●	even if we complete the necessary nonclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect;
●	the conditions we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	we may not be successful in our efforts to build a pipeline of additional product candidates;
●	if we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;
●	our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	if we fail to comply with our obligations under our existing or any future license agreements, we could lose intellectual property rights that are important to our business; and
●	we may not be successful in our efforts to develop our product candidates or to build a pipeline of additional product candidates if we fail to retain and attract key personnel.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AKOUOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$73,580	$121,907
Marketable securities	119,315	110,545
Prepaid expenses and other current assets	2,021	3,711
Total current assets	194,916	236,163
Property and equipment, net	27,329	19,803
Operating lease right‑of‑use assets	19,813	20,341
Restricted cash	2,448	2,448
Other assets	31	—
Total assets	$244,537	$278,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$679	$1,280
Accrued expenses and other current liabilities	13,163	14,850
Operating lease liabilities	748	671
Total current liabilities	14,590	16,801
Operating lease liabilities, net of current portion	31,997	28,304
Total liabilities	46,587	45,105
Commitments and contingencies (See Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value: Authorized: 200,000,000 shares at June 30, 2022 and December 31, 2021. Issued and outstanding: 36,899,325 and 34,498,443 shares at June 30, 2022 and December 31, 2021, respectively.	4	3
Additional paid‑in capital	415,066	402,244
Accumulated other comprehensive loss	(911)	(202)
Accumulated deficit	(216,209)	(168,395)
Total stockholders’ equity	197,950	233,650
Total liabilities and stockholders’ equity	$244,537	$278,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,318	$17,119	$34,706	$28,377
General and administrative	6,682	5,665	13,328	10,555
Total operating expenses	21,000	22,784	48,034	38,932
Loss from operations	(21,000)	(22,784)	(48,034)	(38,932)
Other income (expense):
Interest income	295	554	552	1,063
Other expense, net	(126)	(510)	(332)	(957)
Total other income, net	169	44	220	106
Net loss	$(20,831)	$(22,740)	$(47,814)	$(38,826)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.66)	$(1.36)	$(1.13)
Weighted‑average common shares outstanding, basic and diluted	35,837,724	34,372,262	35,186,973	34,324,477
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(176)	(23)	(709)	5
Total other comprehensive income (loss)	(176)	(23)	(709)	5
Total comprehensive loss	$(21,007)	$(22,763)	$(48,523)	$(38,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	34,383,719	$3	$392,322	$13	$(81,724)	$310,614
Issuance of common stock upon exercise of stock options	62,197	—	225	—	—	225
Vesting of restricted common stock from early‑exercised stock options	—	—	21	—	—	21
Stock‑based compensation expense	—	—	2,000	—	—	2,000
Net loss	—	—	—	—	(16,086)	(16,086)
Unrealized gain on marketable securities	—	—	—	28	—	28
Balances at March 31, 2021	34,445,916	3	394,568	41	(97,810)	296,802
Issuance of common stock upon exercise of stock options	7,323	—	28	—	—	28
Vesting of restricted common stock from early‑exercised stock options	—	—	5	—	—	5
Stock‑based compensation expense	—	—	2,456	—	—	2,456
Net loss	—	—	—	—	(22,740)	(22,740)
Unrealized gain (loss) on marketable securities	—	—	—	(23)	—	(23)
Balances at June 30, 2021	34,453,239	$3	$397,057	$18	$(120,550)	$276,528

Balances at December 31, 2021	34,498,443	$3	$402,244	$(202)	$(168,395)	$233,650
Issuance of common stock upon exercise of stock options	107,060	—	220	—	—	220
Vesting of restricted common stock from early‑exercised stock options	—	—	4	—	—	4
Stock‑based compensation expense	—	—	2,626	—	—	2,626
Net loss	—	—	—	—	(26,983)	(26,983)
Unrealized loss on marketable securities	—	—	—	(533)	—	(533)
Balances at March 31, 2022	34,605,503	3	405,094	(735)	(195,378)	208,984
Issuance of common stock upon exercise of stock options	21,095	—	21	—	—	21
Issuance of common stock from at the market offering, net of issuance costs of $0.3 million	2,272,727	1	7,188	—	—	7,189
Vesting of restricted common stock from early‑exercised stock options	—	—	4	—	—	4
Stock‑based compensation expense	—	—	2,759	—	—	2,759
Net loss	—	—	—	—	(20,831)	(20,831)
Unrealized gain (loss) on marketable securities	—	—	—	(176)	—	(176)
Balances at June 30, 2022	36,899,325	$4	$415,066	$(911)	$(216,209)	$197,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,814)	$(38,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,513	1,065
Net amortization of premiums and accretion of discounts on marketable securities	288	948
Amortization of operating lease right-of-use assets	528	491
Stock‑based compensation expense	5,385	4,456
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,690	349
Accounts payable	(616)	173
Other assets	(31)	9
Operating lease liabilities	3,770	(50)
Accrued expenses and other current liabilities	(1,749)	3,366
Net cash used in operating activities	(37,036)	(28,011)
Cash flows from investing activities:
Purchases of property and equipment	(9,039)	(6,301)
Purchases of marketable securities	(79,767)	(70,301)
Proceeds from sales or maturities of marketable securities	70,000	168,000
Net cash provided by (used in) investing activities	(18,806)	91,398
Cash flows from financing activities:
Proceeds from at the market equity offering, net of commissions	7,274	—
Payments of finance lease obligations	—	(126)
Proceeds from exercise of stock options	241	253
Net cash provided by financing activities	7,515	127
Net increase (decrease) in cash, cash equivalents and restricted cash	(48,327)	63,514
Cash, cash equivalents and restricted cash at beginning of period	124,355	70,249
Cash, cash equivalents and restricted cash at end of period	$76,028	$133,763
Supplemental cash flow information:
Cash paid for interest	$—	$1
Supplemental disclosure of non‑cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$568
Offering costs included in accounts payable and accrued expenses	$85	$—
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$9,893
Vesting of common stock subject to repurchase	$8	$26
Remeasurement of operating lease right-of-use asset for lease modification	$—	$5,592
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$73,580	$131,315
Restricted cash	2,448	2,448
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$76,028	$133,763

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

In August 2021, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to issue and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $100.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company agreed to pay Cowen a commission of 3.0% of the aggregate gross proceeds of any shares sold by Cowen under the ATM Sales Agreement. During the second quarter of 2022 the Company sold 2,272,727 shares of common stock under the ATM Sales Agreement for net proceeds of approximately $7.2 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2022, the Company had an accumulated deficit of $216.2 million.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 (the “Annual Report on Form 10-K”).

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at
	June 30, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$73,288	$—	$—	$73,288
Restricted cash:
Money market funds	2,448	—	—	2,448
Marketable securities:
U.S. Treasury notes	—	119,315	—	119,315
	$75,736	$119,315	$—	$195,051

	Fair Value Measurements at
	December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,018	$—	$—	$121,018
Restricted cash:
Money market funds	2,448	—	—	2,448
Marketable securities:
U.S. Treasury notes	—	110,545	—	110,545
	$123,466	$110,545	$—	$234,011

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of June 30, 2022, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy.

4. Marketable Securities

As of June 30, 2022 and December 31, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$120,226	$—	$(911)	$119,315
	$120,226	$—	$(911)	$119,315

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$110,747	$—	$(202)	$110,545
	$110,747	$—	$(202)	$110,545

At June 30, 2022 and December 31, 2021, all available-for-sale marketable securities had contractual maturities of less than two years.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Laboratory equipment	$8,398	$7,595
Furniture and fixtures	622	600
Leasehold improvements	15,871	15,871
Construction in progress	8,730	516
	33,621	24,582
Less: Accumulated depreciation and amortization	(6,292)	(4,779)
	$27,329	$19,803

Depreciation and amortization expense for the three and six months ended June 30, 2022 was approximately $0.8 million and $1.5 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued manufacturing expenses	$6,733	$8,039
Accrued employee compensation and benefits	2,299	3,234
Accrued external research and development expenses	1,837	2,507
Accrued professional fees	2,019	983
Other	275	87
	$13,163	$14,850

7. Stockholders’ Equity

Common Stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

In August 2021, the Company entered into the ATM Sales Agreement with Cowen to issue and sell from time to time at prevailing market prices, up to $100.0 million in shares of the Company’s common stock. During the second quarter of 2022 the Company sold 2,272,727 shares of common stock under the ATM Sales Agreement for net proceeds of approximately $7.2 million.

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of June 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

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

As of June 30, 2022 and December 31, 2021, no shares remained available for future issuance under the 2016 Plan.

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

As of June 30, 2022, the total number of shares of common stock available for issuance under the 2020 Plan is 4,385,823 shares.

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

As of June 30, 2022, the total number of shares of common stock available for issuance under the 2020 ESPP is 1,049,472.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. Expected stock price volatility is based on a weighted average of several peer public companies given the limited period the Company’s common stock has traded since the initial public offering. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history and similar vesting terms. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (in thousands)
Outstanding as of December 31, 2021	4,392,836	$11.71	8.3	$6,801
Granted	1,885,975	$5.44
Exercised	(128,155)	$1.88
Forfeited and cancelled	(225,741)	$13.42
Outstanding as of June 30, 2022	5,924,915	$9.89	8.5	$2,210
Vested and expected to vest as of June 30, 2022	5,924,915	$9.89	8.5	$2,210
Options exercisable as of June 30, 2022	1,923,836	$10.45	7.8	$1,470

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2022 and 2021 was $2.46 per share and $9.31 per share, respectively. The weighted-average grant-date fair value of stock options outstanding during the six months ended June 30, 2022 and 2021 was $3.86 per share and $11.44 per share, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2021	14,070
Vested	(7,551)
Unvested restricted common stock as of June 30, 2022	6,519

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of June 30, 2022 and December 31, 2021, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million at each date.

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

The Company did not grant or sell restricted common stock awards during 2021 or the six months ended June 30, 2022. As of June 30, 2022, there was no remaining liability related to the payments received for shares of unvested restricted stock. As of December 31, 2021, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million.

The following table summarizes the Company’s restricted common stock award activity for the six months ended June 30, 2022:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2021	770	$0.85
Vested	(770)	0.85
Unvested restricted common stock as of June 30, 2022	—	$—

No restricted common stock vested during the three months ended June 30, 2022. The total fair value of restricted common stock vested during the six months ended June 30, 2022 was less than $0.1 million.

Stock-Based Compensation

The Company records compensation cost for all stock-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development expenses	$1,113	$1,232	$2,110	$2,185
General and administrative expenses	1,646	1,224	3,275	2,271
	$2,759	$2,456	$5,385	$4,456

As of June 30, 2022, there was $26.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

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

During the three and six months ended June 30, 2022 and 2021, the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the three and six months ended June 30, 2022 and 2021, the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

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

The Company entered into an amendment in January 2021 to its 2018 Lease (the “Amended 2018 Lease”). Under the Amended 2018 Lease, the Company’s leased space expanded the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extended the term of the 2018 Lease for a new ten-year term. The term extension of existing square feet under the 2018 Lease is accounted for as a lease modification, which resulted in the remeasurement of the existing right-of-use asset and lease liability of $5.9 million and $13.1 million, respectively, to $11.5 million and $18.7 million, respectively, in January 2021, the effective date of the Amended 2018 Lease agreement, and is accounted for as an operating lease. The lease term of the additional leased premises commenced in April 2021, which was the point at which the Company obtained control of the leased premises. On commencement date the Company recorded a right-of-use asset and lease liability of $9.9 million, respectively, and is accounted for as an operating lease. The Amended 2018 Lease included a landlord-provided tenant improvement allowance of up to $7.1 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the Amended 2018 Lease and, as such, reflected the $7.1 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the commencement date of the expansion premises in April 2021 (the “Expansion Premises Commencement Date”). Between the Expansion Premises Commencement Date and June 30, 2022, the Company recorded increases of $3.7 million to the operating lease liability and to leasehold improvements as and when such leasehold improvements were paid for by the landlord.

The components of the Company’s lease expense are as follows:

(in thousands)	June 30, 2022
Operating lease cost	$1,109
Variable lease cost	$284

Supplemental disclosure of cash flow information related to leases was as follows:

(in thousands)	June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$807

The weighted-average remaining lease term and discount rate were as follows:

	June 30, 2022	December 31, 2021
Weighted‑average remaining lease term (in years) used for:
Operating leases	9.50	10.00
Weighted‑average discount rate used for:
Operating leases	10.00%	10.00%

Because the interest rate implicit in the lease was not readily determinable, the borrowing rate was used to calculate the present value of the Amended 2018 Lease. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease.

Future annual lease payments under the Amended 2018 Lease as of June 30, 2022 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2022	$(1,732)
2023	5,020
2024	5,611
2025	5,786
2026	5,959
Thereafter	34,419
Total future lease payments	55,063
Less: Imputed interest	(22,318)
Total lease liabilities	$32,745

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		June 30,	December 31,
Leases	Consolidated Balance Sheet Classification (unaudited)	2022	2021
Assets:
Operating lease assets	Operating lease right‑of‑use assets	$19,813	$20,341
Total lease assets		$19,813	$20,341
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$748	$671
Non‑current:
Operating lease liabilities	Operating lease liabilities, net of current portion	31,997	28,304
Total lease liabilities		$32,745	$28,975

11. Commitments and Contingencies

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively. The Company did not make any contributions during the three and six month period ended June 30, 2021.

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

12. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(20,831)	$(22,740)	$(47,814)	$(38,826)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	35,837,724	34,372,262	35,186,973	34,324,477
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.66)	$(1.36)	$(1.13)

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

	June 30,
	2022	2021

Unvested restricted common stock	6,519	59,596
Stock options to purchase common stock	5,924,915	4,579,286
	5,931,434	4,638,882

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

Overview

We are a precision genetic medicine company dedicated to our mission of developing gene therapies with the potential to restore, improve, and preserve high-acuity physiologic hearing for individuals who live with disabling hearing loss worldwide. We have built a precision genetic medicine platform that incorporates a proprietary vector library consisting of variants of a small virus commonly used in gene therapy, known as adeno-associated virus, or AAV, and a novel delivery approach. We are executing on our core strategic initiatives, which include the advancement of our lead product candidate, AK-OTOF; and expansion of our pipeline to include programs focused on monogenic and inner ear conditions of complex etiology, such as AK-antiVEGF for vestibular schwannoma; and to date, have completed development of an internal current good manufacturing practice pilot plant facility. We believe the genetic medicines we are developing have the potential to create a new standard of care for the treatment of disabling hearing loss, and to transform the lives of individuals and their families, with disabling hearing loss, by providing a meaningful alternative to the invasive and limited current non-pharmacologic treatments. Our aim is to leverage our capabilities to become a fully integrated biotechnology company. We believe our platform and our team together provide a unique advantage to efficiently develop potential genetic medicines for a variety of inner ear conditions.

Since our inception, we have focused substantially all of our resources on organizing and staffing our company, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, and undertaking nonclinical studies. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017), with proceeds from our initial public offering, or IPO, and, most recently, from our at-the-market offering under our sales agreement, or the ATM Sales Agreement, with Cowen and Company, LLC. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates.

We reported a net loss of $20.8 million and $47.8 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $216.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly if and as we:

●	initiate a planned Phase 1/2 clinical trial of our lead product candidate, AK-OTOF, for the treatment of otoferlin gene (OTOF)-mediated hearing loss;
●	submit an investigational new drug application, or IND, and initiate a planned Phase 1/2 clinical trial for our product candidate AK-antiVEGF for the treatment of vestibular schwannoma;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	advance additional product candidates into preclinical and clinical development;
●	expand the capabilities of our genetic medicine platform;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure; scale up manufacturing capabilities; and commercialize any products for which we may obtain marketing approval;
●	expand, maintain, and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, manufacturing, and other scientific personnel to support our research, product development, and future commercialization efforts; and
●	add operational, legal, compliance, financial, and management information systems personnel, including personnel to support our research, product development, and future commercialization efforts and support our operations as a public company.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. In particular, we expect that the research and development expenses of our AK-OTOF and AK-antiVEGF programs will increase substantially in the near term. These substantial increases in expenses relate to plans to initiate a planned Phase 1/2 clinical trial of AK-OTOF, and to submit an IND for AK-antiVEGF for vestibular schwannoma to the U.S. Food and Drug Administration, or FDA, in 2023. We also expect that the research and development expenses of our other early-stage programs will increase in the near term as we initiate IND-enabling activities for those product candidates. At this time, we cannot accurately estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

●	the timing and progress of nonclinical studies, including IND-enabling studies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete clinical development of our product candidates;
●	the timing of filing and acceptance of INDs or comparable foreign applications that allow commencement of our planned clinical trial or future clinical trials for our product candidates;
●	the successful initiation, enrollment, and completion of clinical trials, including under current good clinical practices;
●	our ability to achieve positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to establish arrangements through our own facilities or with third-party manufacturers for clinical supply and for analytical testing;
●	our ability to establish new licensing or collaboration arrangements;

●	the receipt and related terms of regulatory approvals from FDA and other applicable regulatory authorities;
●	our ability to establish and maintain patent, trademark, and trade secret protection or regulatory exclusivity for our product candidates;
●	our ability to procure intellectual property protection and regulatory exclusivity and enforce and defend our intellectual property rights and claims; and
●	our ability to maintain a continued acceptable safety, tolerability, and efficacy profile of our product candidates following approval.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
(In thousands)	2022	2021	Change
Operating expenses:
Research and development	$14,318	$17,119	$(2,801)
General and administrative	6,682	5,665	1,017
Total operating expenses	21,000	22,784	(1,784)
Loss from operations	(21,000)	(22,784)	1,784
Other income (expense):
Interest income	295	554	(259)
Other income (expense), net	(126)	(510)	384
Total other income, net	169	44	125
Net loss	$(20,831)	$(22,740)	$1,909

Research and Development Expenses

	Three Months Ended
	June 30,
(In thousands)	2022	2021	Change
Direct research and development expenses by program:
AK‑OTOF	$111	$6,104	$(5,993)
AK-antiVEGF	3,132	1,057	2,075
Other early‑stage programs	407	889	(482)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	664	1,253	(589)
Personnel related (including stock‑based compensation)	6,816	5,029	1,787
Facility related and other	3,188	2,787	401
Total research and development expenses	$14,318	$17,119	$(2,801)

Research and development expenses were $14.3 million for the three months ended June 30, 2022, compared to $17.1 million for the three months ended June 30, 2021. The decrease of $6.0 million in direct costs related to our AK OTOF program was due to timing of manufacturing activities for existing third-party manufacturers (including Catalent Maryland, Inc.), in addition to the substantial completion of activities with one of our third-party manufacturers, Lonza Houston, Inc. The increase of $2.1 million in direct costs related to our AK-antiVEGF program was primarily due to increased manufacturing costs. The decrease of $0.5 million in research and development expenses for our other early-stage programs was primarily due to decreased spend related to the research of these programs.

The decrease of $0.6 million in platform-related external costs was primarily related to decreases in spending related to the development of our novel delivery approach. The increase of $1.8 million in personnel related costs was primarily due to increased headcount in our research and development function. Personnel related costs included stock-based compensation expense of $1.1 million for the three months ended June 30, 2022 and $1.2 million for the three months ended June 30, 2021. The increase of $0.4 million in facility related and other costs was primarily due to an increase in facility costs and laboratory costs related to our corporate headquarters.

General and Administrative Expenses

	Three Months Ended
	June 30,
(In thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$4,392	$3,181	$1,211
Professional and consultant fees	1,158	1,356	(198)
Facility related and other	1,132	1,128	4
Total general and administrative expenses	$6,682	$5,665	$1,017

General and administrative expenses for the three months ended June 30, 2022 were $6.7 million, compared to $5.7 million for the three months ended June 30, 2021. Personnel related costs increased by $1.2 million primarily as a result of the increase in headcount in our general and administrative function. Personnel related costs included stock-based compensation expense of $1.6 million for the three months ended June 30, 2022 and $1.2 million for the three months ended June 30, 2021. The decrease of $0.2 million in professional and consultant fees was related to a decrease in professional fees related to legal services. Facility related and other expenses remained relatively consistent between periods.

Other Income (Expense)

Interest Income

Interest income was $0.3 million and $0.6 million, respectively, for each of the three months ended June 30, 2022 and 2021, consisting of interest earned on invested cash balances.

Other Expense, Net

Other expense, net was $0.1 million and $0.5 million, respectively, for each of the three months ended June 30, 2022 and 2021, and was primarily related to net amortization of premiums and accretion of discounts on marketable securities.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Operating expenses:
Research and development	$34,706	$28,377	$6,329
General and administrative	13,328	10,555	2,773
Total operating expenses	48,034	38,932	9,102
Loss from operations	(48,034)	(38,932)	(9,102)
Other income (expense):
Interest income	552	1,063	(511)
Other expense, net	(332)	(957)	625
Total other income, net	220	106	114
Net loss	$(47,814)	$(38,826)	$(8,988)

Research and Development Expenses

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Direct research and development expenses by program:
AK‑OTOF	$8,277	$8,360	$(83)
AK-antiVEGF	3,830	2,466	1,364
Other early‑stage programs	635	1,395	(760)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	1,684	1,497	187
Personnel related (including stock‑based compensation)	13,742	9,537	4,205
Facility related and other	6,538	5,122	1,416
Total research and development expenses	$34,706	$28,377	$6,329

Research and development expenses were $34.7 million for the six months ended June 30, 2022, compared to $28.4 million for the six months ended June 30, 2021. Direct costs related to our AK-OTOF program remained relatively consistent between periods. The increase of $1.4 million in direct costs related to our AK-antiVEGF program was primarily due to increased nonclinical toxicology studies and manufacturing costs. The decrease of $0.8 million in research and development expenses for our other early-stage programs was primarily due to decreased spend related to the research of these programs.

The increase of $0.2 million in platform-related external costs was primarily related to increases in spending related to the development of our novel delivery approach. The increase of $4.2 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $2.1 million for the six months ended June 30, 2022 and $2.2 million for the six months ended June 30, 2021. The increase of $1.4 million in facility related and other costs was primarily due to an increase in facility costs and laboratory costs related to our corporate headquarters.

General and Administrative Expenses

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$8,965	$6,017	$2,948
Professional and consultant fees	2,032	2,459	(427)
Facility related and other	2,331	2,079	252
Total general and administrative expenses	$13,328	$10,555	$2,773

General and administrative expenses for the six months ended June 30, 2022 were $13.3 million, compared to $10.6 million for the six months ended June 30, 2021. Personnel-related costs increased by $2.9 million primarily as a result of the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $3.3 million for the six months ended June 30, 2022 and $2.3 million for the six months ended June 30, 2021. The decrease of $0.4 million in professional and consultant fees was related to a decrease in professional fees related to legal services. The increase in facility-related and other expenses of $0.3 million was primarily due to an increase in facility costs and laboratory costs related to our corporate headquarters.

Other Income (Expense)

Interest Income

Interest income was $0.6 million and $1.1 million, respectively, for each of the six months ended June 30, 2022 and 2021, consisting of interest earned on invested cash balances.

Other Expense, Net

Other expense, net was $0.3 million and $1.0 million, respectively, for each of the six months ended June 30, 2022 and 2021, and was primarily related to net amortization of premiums and accretion of discounts on marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017), and through proceeds from our IPO and at-the-market offering under the ATM Sales Agreement. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $192.9 million.

On June 30, 2020, we completed our IPO and issued and sold 14,375,000 shares of our common stock, at a public offering price of $17.00 per share, for gross proceeds of $244.4 million, or net proceeds of $223.8 million after deducting underwriting discounts, commissions, and offering expenses.

In August 2021, we entered into an ATM Sales Agreement with Cowen and Company, LLC, to issue and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $100.0 million. The shares that may be sold pursuant to the ATM Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC on August 20, 2021. During the second quarter of 2022 we sold 2,272,727 shares of common stock under the ATM Sales Agreement for net proceeds of approximately $7.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash used in operating activities	$(37,036)	$(28,011)
Cash provided by (used in) investing activities	(18,806)	91,398
Cash provided by financing activities	7,515	127
Net increase (decrease) in cash, cash equivalents and restricted cash	$(48,327)	$63,514

Operating Activities

During the six months ended June 30, 2022, operating activities used $37.0 million of cash, primarily resulting from our net loss of $47.8 million, partially offset by non-cash charges of $7.7 million and net cash provided by changes in our operating assets and liabilities of $3.1 million.

During the six months ended June 30, 2021, operating activities used $28.0 million of cash, primarily resulting from our net loss of $38.8 million, partially offset by non-cash charges of $7.0 million and net cash used by changes in our operating assets and liabilities of $3.8 million.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $18.8 million, related to purchases of marketable securities of $79.8 million and purchases of property and equipment of $9.0 million, partially offset by proceeds from sales or maturities of marketable securities of $70.0 million.

During the six months ended June 30, 2021, net cash provided by investing activities was $91.4 million, related to maturities of marketable securities of $168.0 million, partially offset by purchases of marketable securities of $70.3 million and purchases of property and equipment of $6.3 million.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $7.5 million, consisting of proceeds from our at the market equity offering, net of commissions, of $7.3 million and proceeds from the exercise of stock options of $0.2 million.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements beyond the next 18 months from the issuance date of the consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting estimates. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022, and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $47.8 million for the six months ended June 30, 2022, and $86.7 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $216.2 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, and proceeds from the sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially in the foreseeable future as we:

●	initiate a planned Phase 1/2 clinical trial of our lead product candidate, AK-OTOF, for the treatment of the otoferlin gene (OTOF)-mediated hearing loss;
●	submit an investigational new drug application, or IND, and initiate a planned Phase 1/2 clinical trial for our product candidate AK-antiVEGF for the treatment of vestibular schwannoma;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	advance additional product candidates into preclinical and clinical development;
●	expand the capabilities of our genetic medicine platform;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure; scale up manufacturing capabilities; and commercialize any products for which we may obtain marketing approval;
●	expand, maintain, and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, manufacturing, and other scientific personnel to support our research, product development, and future commercialization efforts; and
●	add operational, legal, compliance, financial, and management information systems personnel, including personnel to support our research, product development, and future commercialization efforts and support our operations as a public company.

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

Since inception, we have used substantial amounts of cash. The development of biopharmaceutical product candidates is capital intensive and we expect that we will continue to expend substantial resources for the foreseeable future in connection with our ongoing activities. In particular, substantial resources will be required as we prepare for and initiate our planned Phase 1/2 clinical trial of AK-OTOF, complete IND-enabling studies to support our planned IND for AK-antiVEGF, advance our genetic medicine platform, and continue research and development and initiate additional clinical trials of, and potentially seek marketing approval for, our other product candidates. Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $192.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements beyond the next 18 months from the issuance date of the consolidated financial statements. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trials and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

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

We are very early in our development efforts and all of our product candidates are still in preclinical development. We submitted an IND to FDA with respect to our AK-OTOF program in August 2022. We also expect to submit an IND to FDA with respect to our AK-antiVEGF program in 2023. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of nonclinical studies, including IND-enabling studies;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trial or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under current Good Clinical Practices, or GCPs;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of marketing approvals from FDA and other applicable regulatory authorities;
●	establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and analytical testing and, where applicable, commercial manufacturing capabilities;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies;

●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by surgical procedure;
●	successful development of a delivery device intended for use as part of a delivery system;
●	procurement of intellectual property protection and regulatory exclusivity for our product candidates, and enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

Before we can commence clinical trials for a product candidate, we must complete extensive nonclinical testing and studies that support our planned INDs and other regulatory filings. We cannot be certain of the timely completion or outcome of our nonclinical testing and studies and cannot predict if FDA will accept our proposed clinical programs or if the outcome of our nonclinical testing and studies will ultimately support the further development of any product candidates. As a result, we cannot be sure that we will be able to submit INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs, including the submission of our IND for AK-OTOF, will result in FDA allowing clinical trials to begin. Furthermore, product candidates are subject to continued nonclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

Genetic medicine drug products are complex and difficult to manufacture. For our nonclinical studies of AK-OTOF, a third-party manufacturer has provided the supply of our product candidates. For our planned Phase 1/2 clinical trial of AK-OTOF, we plan to rely on third-party manufacturers and suppliers to provide clinical supply and certain other materials for the manufacturing process. To date, we have completed the development of an internal current good manufacturing practice, or cGMP, pilot plant facility and are continuing to evaluate next steps for our internal manufacturing.

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

An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to traditional drugs. We and our third-party manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our genetic medicine product candidates, including assays to assess the titer and potency of our genetic medicine product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, or qualified, or validated depending on the nature of the assay and the stage of product candidate development, which may take substantial time and resources. We experienced longer timelines than anticipated for analytical testing data for our AK-OTOF program, which resulted in submission of our IND to FDA in August 2022. Based upon this, we believe we may experience similar timelines for our AK-antiVEGF program and the Company is targeting an IND submission for AK-antiVEGF in 2023. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations, we may need to delay or repeat certain manufacturing and development activities.

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

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, analytical testing, protocol development, research and nonclinical and clinical testing, and these third parties may not successfully perform their obligations to us.

We do not expect to independently conduct all aspects of our product manufacturing, analytical testing, protocol development, research and nonclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items. In addition, we currently rely, and expect to continue to rely, on a third party for the manufacture of our delivery device.

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

Frequency Therapeutics, Inc., or Frequency, is developing small molecule therapeutics to selectively activate progenitor cells. Frequency’s lead program, FX-322, is focused on regenerating hair cells through activation of progenitor cells for sensorineural hearing loss and is currently in Phase 2 trials. In 2019, Frequency announced a partnership with Astellas Pharma Inc., or Astellas, under which Astellas agreed to oversee development and commercialization of its lead program worldwide, except the United States, where Frequency will assume those responsibilities. Frequency is also developing a preclinical candidate, FX-345, for sensorineural hearing loss, or SNHL, targeting different SNHL patient populations.

Otonomy, Inc. and Applied Genetic Technologies Corporation have entered into a strategic collaboration to co-develop and co-commercialize OTO-825, an AAV-based gene therapy, to restore hearing in individuals with SNHL caused by a mutation in the GJB2 gene. Otonomy has announced that the pre-IND meeting for OTO-825 is complete and IND-enabling activities are underway with an IND filing anticipated in the first half of 2023.

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

Additionally, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2022 report from the Office of the United States Trade Representative identified a number of countries on their priority watch list, including China, Russia, Argentina, Chile, Indonesia, Venezuela, and India, where challenges to the procurement and enforcement of patent rights have been reported. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As of June 30, 2022, we have filed to register trademarks in the United States with the USPTO, and also have registered trademarks in certain jurisdictions outside of the United States, for the marks “Akouos”, the Akouos logo, “Resonate”, the Resonate by Akouos logo, “The Sing Registry,” and the Sing logo. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced in 2021 receipt of complete response letters due to FDA’s inability to complete required inspections for their applications. Following a period of false starts and temporary suspensions due to the omicron variant, FDA resumed domestic inspections in February 2022 and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended through the end of June 2022, but the full 2% cut resumed thereafter on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. Congress continues to consider various legislative measures to limit the costs of prescription drugs, including authorizing Medicare to negotiate the prices of certain pharmaceuticals with manufacturers each year, capping beneficiary out-of-pocket Part D drug costs at $2,000 a year, and penalizing drug manufacturers for price hikes that outpace inflation.

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

As of July 29, 2022, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 33.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units, depository shares, subscription rights, purchase contracts, and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into a Sales Agreement, or the ATM Sales Agreement, with Cowen and Company, LLC pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $100 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of June 30, 2022, we sold 2,272,727 shares of common stock pursuant to the ATM Sales Agreement. The extent to which we continue to utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of June 30, 2022, we have invested the unused net proceeds from the IPO in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

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

AKOUOS, INC.

Date: August 15, 2022	By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer
Date: August 15, 2022	By:	(Principal Executive Officer) /s/ Sachiyo Minegishi
Sachiyo Minegishi, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)