Form 10-Q
period 2022-09-30
Akouos, Inc.
filed 2022-11-14
CIK 1722271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 36,946,211 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the proposed acquisition of the Company by Eli Lilly and Company;
●	the initiation, timing, progress, and results of our current and future nonclinical studies and clinical trials and our research and development programs, including initiation of our planned Phase 1/2 clinical trial for AK-OTOF for otoferlin gene (OTOF)-mediated hearing loss, and the timing of when we will submit an investigational new drug application for our product candidate AK-antiVEGF, for vestibular schwannoma, to the U.S. Food and Drug Administration;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing, and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our plans to develop and, if approved, subsequently commercialize our product candidates;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for, our product candidates;
●	our expectations regarding our regulatory strategy;
●	the potential advantages of our product candidates;
●	the rate and degree of market acceptance and clinical utility of our product candidates;
●	our estimates regarding the potential addressable patient population for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our intellectual property position;
●	our ability to identify additional products, product candidates, or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;

●	developments and expectations regarding developments and projections relating to our competitors and our industry;
●	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition;
●	our ability to maintain and establish collaborations or obtain additional funding; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. These risks include, but are not limited to, the following:

●	the conditions under that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of October 17, 2022, by and among us, Eli Lilly and Company, or Parent, and Kearny Acquisition Corporation, or Purchaser, to Parent’s consummation of the tender offer and our subsequent merger with Purchaser may not be satisfied at all or in the anticipated timeframe;
●	while the tender offer and proposed merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business;
●	litigation filed or that may be filed against us and/or the members of our board of directors could prevent or delay the consummation of the merger;
●	in the event that the merger is not consummated, we may, under certain circumstances, be obligated to pay a termination fee to Parent and the trading price of our common stock and our future business and results of operations may be negatively affected;

●	we have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future. Our net loss was $19.8 million for the quarter ended September 30, 2022 and $22.9 million for the quarter ended September 30, 2021;
●	we have a limited operating history and are very early in our development efforts, and have only recently received clearance from the U.S. Food and Drug Administration of our investigational new drug application for our product candidate AK-OTOF, and we may be unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates;
●	we expect that we will need to raise additional funding before we can expect to complete clinical development of any product candidates or become profitable from any future sales of approved products;
●	the manufacture of genetic medicine products is complex and difficult, and we could experience manufacturing problems that result in delays in our development or commercialization programs;
●	we currently rely, and expect to continue to rely, on third-party manufacturers to produce nonclinical and clinical supply of our product candidates, including conducting analytical testing, and we have experienced manufacturing delays, including delays related to the COVID-19 pandemic, at our third-party manufacturers, and we could experience further delays in the development or commercialization of our product candidates, including delays related to COVID-19, other natural disasters, or supply chain shortages or delays;
●	the COVID-19 pandemic could continue to adversely impact our business, including our manufacturing activities, nonclinical studies, and planned clinical trials;
●	we have not tested any of our product candidates in clinical trials, and the outcome of nonclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials or commercial success;
●	preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	if we do not achieve our projected development goals in the timeframes we announce and expect, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business;
●	our product candidates are based on a relatively novel technology with which there is little clinical experience, which makes it difficult to predict the time and cost development and of subsequently obtaining regulatory approval, if at all;
●	AK-OTOF and our other product candidates will be a biologic-device combination involving a novel delivery approach, which may result in additional regulatory and other risks;
●	even if we complete the necessary nonclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect;
●	the conditions we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	we may not be successful in our efforts to build a pipeline of additional product candidates;

●	if we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;
●	our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	if we fail to comply with our obligations under our existing or any future license agreements, we could lose intellectual property rights that are important to our business; and
●	we may not be successful in our efforts to develop our product candidates or to build a pipeline of additional product candidates if we fail to retain and attract key personnel.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AKOUOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$75,413	$121,907
Marketable securities	93,915	110,545
Prepaid expenses and other current assets	5,165	3,711
Total current assets	174,493	236,163
Property and equipment, net	28,981	19,803
Operating lease right‑of‑use assets	19,558	20,341
Restricted cash	2,449	2,448
Other assets	28	—
Total assets	$225,509	$278,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$562	$1,280
Accrued expenses and other current liabilities	8,740	14,850
Operating lease liabilities	785	671
Total current liabilities	10,087	16,801
Operating lease liabilities, net of current portion	34,584	28,304
Total liabilities	44,671	45,105
Commitments and contingencies (See Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value: Authorized: 200,000,000 shares at September 30, 2022 and December 31, 2021. Issued and outstanding: 36,932,597 and 34,498,443 shares at September 30, 2022 and December 31, 2021, respectively.	4	3
Additional paid‑in capital	417,624	402,244
Accumulated other comprehensive loss	(742)	(202)
Accumulated deficit	(236,048)	(168,395)
Total stockholders’ equity	180,838	233,650
Total liabilities and stockholders’ equity	$225,509	$278,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,937	$17,399	$48,643	$45,776
General and administrative	6,267	5,513	19,595	16,068
Total operating expenses	20,204	22,912	68,238	61,844
Loss from operations	(20,204)	(22,912)	(68,238)	(61,844)
Other income (expense):
Interest income	522	483	1,074	1,546
Other expense, net	(157)	(477)	(489)	(1,434)
Total other income, net	365	6	585	112
Net loss	$(19,839)	$(22,906)	$(67,653)	$(61,732)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.67)	$(1.89)	$(1.80)
Weighted‑average common shares outstanding, basic and diluted	36,905,818	34,436,793	35,766,217	34,360,274
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	169	(31)	(540)	(26)
Total other comprehensive income (loss)	169	(31)	(540)	(26)
Total comprehensive loss	$(19,670)	$(22,937)	$(68,193)	$(61,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2021	34,498,443	$3	$402,244	$(202)	$(168,395)	$233,650
Issuance of common stock upon exercise of stock options	107,060	—	220	—	—	220
Vesting of restricted common stock from early‑exercised stock options	—	—	4	—	—	4
Stock‑based compensation expense	—	—	2,626	—	—	2,626
Net loss	—	—	—	—	(26,983)	(26,983)
Unrealized gain (loss) on marketable securities	—	—	—	(533)	—	(533)
Balances at March 31, 2022	34,605,503	3	405,094	(735)	(195,378)	208,984
Issuance of common stock upon exercise of stock options	21,095	—	21	—	—	21
Issuance of common stock from at the market offering, net of issuance costs of $0.3 million	2,272,727	1	7,188	—	—	7,189
Vesting of restricted common stock from early‑exercised stock options	—	—	4	—	—	4
Stock‑based compensation expense	—	—	2,759	—	—	2,759
Net loss	—	—	—	—	(20,831)	(20,831)
Unrealized gain (loss) on marketable securities	—	—	—	(176)	—	(176)
Balances at June 30, 2022	36,899,325	4	415,066	(911)	(216,209)	197,950
Issuance of common stock upon exercise of stock options	33,272	—	56	—	—	56
Vesting of restricted common stock from early‑exercised stock options	—	—	3	—	—	3
Stock‑based compensation expense	—	—	2,499	—	—	2,499
Net loss	—	—	—	—	(19,839)	(19,839)
Unrealized gain (loss) on marketable securities	—	—	—	169	—	169
Balances at September 30, 2022	36,932,597	$4	$417,624	$(742)	$(236,048)	$180,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	34,383,719	$3	$392,322	$13	$(81,724)	$310,614
Issuance of common stock upon exercise of stock options	62,197	—	225	—	—	225
Vesting of restricted common stock from early‑exercised stock options	—	—	21	—	—	21
Stock‑based compensation expense	—	—	2,000	—	—	2,000
Net loss	—	—	—	—	(16,086)	(16,086)
Unrealized gain (loss) on marketable securities	—	—	—	28	—	28
Balances at March 31, 2021	34,445,916	3	394,568	41	(97,810)	296,802
Issuance of common stock upon exercise of stock options	7,323	—	28	—	—	28
Vesting of restricted common stock from early‑exercised stock options	—	—	5	—	—	5
Stock‑based compensation expense	—	—	2,456	—	—	2,456
Net loss	—	—	—	—	(22,740)	(22,740)
Unrealized gain (loss) on marketable securities	—	—	—	(23)	—	(23)
Balances at June 30, 2021	34,453,239	3	397,057	18	(120,550)	276,528
Issuance of common stock upon exercise of stock options	39,268	—	140	—	—	140
Vesting of restricted common stock from early‑exercised stock options and sales of restricted common stock	—	—	5	—	—	5
Stock‑based compensation expense	—	—	2,488	—	—	2,488
Net loss	—	—	—	—	(22,906)	(22,906)
Unrealized gain (loss) on marketable securities	—	—	—	(31)	—	(31)
Balances at September 30, 2021	34,492,507	$3	$399,690	$(13)	$(143,456)	$256,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(67,653)	$(61,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,281	1,842
Net amortization of premiums and accretion of discounts on marketable securities	291	1,389
Amortization of operating lease right-of-use assets	783	879
Stock‑based compensation expense	7,884	6,944
Loss on disposal of property and equipment	200	73
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,454)	(2,219)
Accounts payable	(718)	172
Other assets	(28)	35
Operating lease liabilities	6,394	70
Accrued expenses and other current liabilities	(6,116)	4,751
Net cash used in operating activities	(58,136)	(47,796)
Cash flows from investing activities:
Purchases of property and equipment	(11,642)	(8,114)
Purchases of marketable securities	(94,201)	(151,370)
Proceeds from sales or maturities of marketable securities	110,000	254,001
Net cash provided by investing activities	4,157	94,517
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	7,189	—
Payments of finance lease obligations	—	(189)
Proceeds from exercise of stock options	297	393
Payments of offering costs	—	(100)
Net cash provided by financing activities	7,486	104
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,493)	46,825
Cash, cash equivalents and restricted cash at beginning of period	124,355	70,249
Cash, cash equivalents and restricted cash at end of period	$77,862	$117,074
Supplemental cash flow information:
Cash paid for interest	$—	$1
Supplemental disclosure of non‑cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$17	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$253
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$9,946
Vesting of common stock subject to repurchase	$11	$31
Remeasurement of operating lease right-of-use asset for lease modification	$—	$5,592
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$75,413	$114,626
Restricted cash	2,449	2,448
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$77,862	$117,074

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2022, the Company had an accumulated deficit of $236.0 million.

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

Proposed Acquisition by Eli Lilly and Company

On October 17, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Parent”), and Kearny Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”), as disclosed in Note 13 to our condensed consolidated financial statements

Impact of the COVID-19 Pandemic

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022 (the “Annual Report on Form 10-K”).

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at
	September 30, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$75,413	$—	$—	$75,413
Restricted cash:
Money market funds	2,449	—	—	2,449
Marketable securities:
U.S. Treasury notes	—	93,915	—	93,915
	$77,862	$93,915	$—	$171,777

	Fair Value Measurements at
	December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,018	$—	$—	$121,018
Restricted cash:
Money market funds	2,448	—	—	2,448
Marketable securities:
U.S. Treasury notes	—	110,545	—	110,545
	$123,466	$110,545	$—	$234,011

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of September 30, 2022, the Company’s marketable securities consisted of U.S. Treasury notes, which were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy.

4. Marketable Securities

As of September 30, 2022 and December 31, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$94,657	$—	$(742)	$93,915
	$94,657	$—	$(742)	$93,915

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Assets
Marketable securities:
U.S. Treasury notes	$110,747	$—	$(202)	$110,545
	$110,747	$—	$(202)	$110,545

At September 30, 2022 and December 31, 2021, all available-for-sale marketable securities had contractual maturities of less than two years.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Laboratory equipment	$8,223	$7,595
Furniture and fixtures	622	600
Leasehold improvements	15,871	15,871
Construction in progress	11,240	516
	35,956	24,582
Less: Accumulated depreciation and amortization	(6,975)	(4,779)
	$28,981	$19,803

Depreciation and amortization expense for the three and nine months ended September 30, 2022 was approximately $0.8 million and $2.3 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2021 was approximately $0.7 million and $1.8 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued manufacturing expenses	$2,221	$8,039
Accrued employee compensation and benefits	3,353	3,234
Accrued external research and development expenses	1,648	2,507
Accrued professional fees	1,274	983
Other	244	87
	$8,740	$14,850

7. Stockholders’ Equity

Common Stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

In August 2021, the Company entered into the ATM Sales Agreement with Cowen to issue and sell from time to time at prevailing market prices, up to $100.0 million in shares of the Company’s common stock. During the second quarter of 2022 the Company sold 2,272,727 shares of common stock under the ATM Sales Agreement for net proceeds of approximately $7.2 million.

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

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

As of September 30, 2022 and December 31, 2021, no shares remained available for future issuance under the 2016 Plan.

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

As of September 30, 2022, the total number of shares of common stock available for issuance under the 2020 Plan is 4,561,823 shares.

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

As of September 30, 2022, the total number of shares of common stock available for issuance under the 2020 ESPP is 1,049,472.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

		Weighted‑	Weighted‑
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (in thousands)
Outstanding as of December 31, 2021	4,392,836	$11.71	8.3	$6,801
Granted	1,885,975	$5.44
Exercised	(161,427)	$1.84
Forfeited and cancelled	(404,117)	$12.43
Outstanding as of September 30, 2022	5,713,267	$9.89	8.2	$5,408
Vested and expected to vest as of September 30, 2022	5,713,267	$9.89	8.2	$5,408
Options exercisable as of September 30, 2022	2,130,324	$10.79	7.3	$2,500

There were no stock options granted during the three months ended September 30, 2022. The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2021 was $8.24 per share. The weighted-average grant-date fair value of stock options outstanding during the nine months ended September 30, 2022 and 2021 was $3.86 per share and $11.12 per share, respectively.

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

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested restricted common stock as of December 31, 2021	14,070
Vested	(9,927)
Unvested restricted common stock as of September 30, 2022	4,143

Proceeds from the early exercise of options are recorded as a liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. The shares purchased by the employees and directors pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares have vested. As of September 30, 2022 and December 31, 2021, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million at each date.

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

The Company did not grant or sell restricted common stock awards during 2021 or the nine months ended September 30, 2022. As of September 30, 2022, there was no remaining liability related to the payments received for shares of unvested restricted stock. As of December 31, 2021, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million.

The following table summarizes the Company’s restricted common stock award activity for the nine months ended September 30, 2022:

		Weighted‑
		Average
		Grant‑Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2021	770	$0.85
Vested	(770)	0.85
Unvested restricted common stock as of September 30, 2022	—	$—

No restricted common stock vested during the three months ended September 30, 2022. The total fair value of restricted common stock vested during the nine months ended September 30, 2022 was less than $0.1 million.

Stock-Based Compensation

The Company records compensation cost for all stock-based payment arrangements, including employee, director, and consultant stock options and restricted stock.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development expenses	$1,041	$1,031	$3,151	$3,216
General and administrative expenses	1,458	1,457	4,733	3,728
	$2,499	$2,488	$7,884	$6,944

As of September 30, 2022, there was $22.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

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

During the three and nine months ended September 30, 2022 and 2021, the Company did not make any payments to MEE or recognize any research and development expenses under the MEE License.

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

During the three and nine months ended September 30, 2022 and 2021 the Company did not make any payments to Lonza or recognize any research and development expenses under the Lonza Sublicense.

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

The Company entered into an amendment in January 2021 to its 2018 Lease (the “Amended 2018 Lease”). Under the Amended 2018 Lease, the Company’s leased space expanded the 2018 leased premises to include an additional 37,500 square feet for a total of approximately 75,000 square feet and extended the term of the 2018 Lease for a new ten-year term. The term extension of existing square feet under the 2018 Lease is accounted for as a lease modification, which resulted in the remeasurement of the existing right-of-use asset and lease liability of $5.9 million and $13.1 million, respectively, to $11.5 million and $18.7 million, respectively, in January 2021, the effective date of the Amended 2018 Lease agreement, and is accounted for as an operating lease. The lease term of the additional leased premises commenced in April 2021, which was the point at which the Company obtained control of the leased premises. On commencement date the Company recorded a right-of-use asset and lease liability of $9.9 million, respectively, and is accounted for as an operating lease. The Amended 2018 Lease included a landlord-provided tenant improvement allowance of up to $7.1 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements related to the Amended 2018 Lease and, as such, reflected the $7.1 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the commencement date of the expansion premises in April 2021 (the “Expansion Premises Commencement Date”). Between the Expansion Premises Commencement Date and September 30, 2022, the Company recorded increases of $6.2 million to the operating lease liability and to leasehold improvements as and when such leasehold improvements were paid for by the landlord.

The components of the Company’s lease expense are as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2022
Operating lease cost	$1,109	$3,334
Variable lease cost	$193	$529

Supplemental disclosure of cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$807	$2,406

The weighted-average remaining lease term and discount rate were as follows:

	September 30, 2022	December 31, 2021
Weighted‑average remaining lease term (in years) used for:
Operating leases	9.25	10.00
Weighted‑average discount rate used for:
Operating leases	10.00%	10.00%

Because the interest rate implicit in the lease was not readily determinable, the borrowing rate was used to calculate the present value of the Amended 2018 Lease. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease.

Future annual lease payments under the Amended 2018 Lease as of September 30, 2022 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2022	$807
2023	4,251
2024	5,611
2025	5,786
2026	5,959
Thereafter	34,419
Total future lease payments	56,833
Less: Imputed interest	(21,464)
Total lease liabilities	$35,369

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

		September 30,	December 31,
Leases	Consolidated Balance Sheet Classification (unaudited)	2022	2021
Assets:
Operating lease assets	Operating lease right‑of‑use assets	$19,558	$20,341
Total lease assets		$19,558	$20,341
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$785	$671
Non‑current:
Operating lease liabilities	Operating lease liabilities, net of current portion	34,584	28,304
Total lease liabilities		$35,369	$28,975

11. Commitments and Contingencies

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. The Company did not make any contributions during the three and nine months ended September 30, 2021.

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2022.

On October 31, 2022, Ryan O’Dell, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned O’Dell v. Akouos, Inc., et al., Case No. 1:22-cv-9313 (the “O’Dell Complaint”). On November 10, 2022, Brian Dixon, a purported stockholder of the Company, filed a complaint in the United States District Court for the District of Delaware, captioned Dixon v. Akouos, et al., Case No. 1:22-cv-01479-UNA (the “Dixon Complaint” and, together with the O’Dell Complaint, the “Complaints”). The Complaints name as defendants the Company and each member of the Company Board. The Complaints allege, among other things, that the defendants violated Sections 14(d), 14(e), and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder by omitting and/or misrepresenting certain material facts related to the transaction from the Schedule 14D-9 filed by the Company on October 31, 2022. The Complaints seek, among other relief, (i) injunctive relief preventing the consummation of the Merger, (ii) recission of the Merger Agreement or rescissory damages, (iii) other damages purportedly incurred on account of the alleged omissions or misstatements, and (iv) an award of plaintiff’s costs and disbursements of the action, including attorneys’ and expert fees and expenses. In addition, the Dixon Compliant seeks a declaration that the defendants violated Section 14(a) and/or 20(a) of the Exchange Act.

The Company also received (a) one demand letter on November 3, 2022, sent on behalf of Alex Ciccotelli, a purported stockholder of the Company (the “Ciccotelli Demand”), (b) two demand letters on November 8, 2022, sent on behalf of Marc Waterman (the “Waterman Demand”) and Christopher Scott (the “Scott Demand”), each a purported stockholder of the Company, (c) two demand letters on November 9, 2022, sent on behalf of James Ayer (the “Ayer Demand”) and Tim Chase (the “Chase Demand”), each a purported stockholder of the Company, (d) two demand letters on November 10, 2022, sent on behalf of David Elliot (the “Elliot Demand”) and Miriam Nathan (the “Nathan Demand”), each a purported stockholder of the Company, and (e) one demand letter on November 11, 2022, sent on behalf of Sean Riley (the “Riley Demand”), a purported stockholder of the Company. Each of the Ciccotelli Demand, the Waterman Demand, the Scott Demand, the Ayer Demand, the Chase Demand, the Elliot Demand, the Nathan Demand and the Riley Demand alleges omissions of material information with respect to the transaction from the Schedule 14D-9 filed by the Company on October 31, 2022 and demands that the Company promptly provide stockholders with additional disclosure. In addition, each of the Ayer Demand and the Nathan Demand includes a draft complaint, which contains allegations and requests for relief substantially consistent with those set forth in the Complaints, and states an intention to file such complaint.

The outcome of the matters described above cannot be predicted with certainty. However, the Company believes that the allegations in the Complaints, Ciccotelli Demand, the Waterman Demand, the Scott Demand, the Ayer Demand, the Chase Demand, the Elliot Demand, the Nathan Demand and the Riley Demand are without merit. Additional complaints may be filed against the Company, the Company Board, Parent and/or Purchaser in connection with the transactions contemplated by the Merger Agreement, the Schedule TO and the Schedule 14D-9. If such additional complaints are filed, absent new or different allegations that are material, the Company, Parent and/or Purchaser will not necessarily announce such additional complaints.

12. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(19,839)	$(22,906)	$(67,653)	$(61,732)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	36,905,818	34,436,793	35,766,217	34,360,274
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.67)	$(1.89)	$(1.80)

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

	September 30,
	2022	2021
Unvested restricted common stock	4,143	28,340
Stock options to purchase common stock	5,713,267	4,497,750
	5,717,410	4,526,090

13. Subsequent Events

Proposed Acquisition by Eli Lilly and Company

On October 17, 2022, the Company entered into the Merger Agreement with Parent and Purchaser. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on October 31, 2022, Purchaser commenced a tender offer (the “Offer”) to purchase all of the issued and outstanding shares (the “Shares”) of common stock, par value $0.0001 per share (the “Common Stock”), of the Company in exchange for (a) $12.50 per Share, net to the stockholder in cash, without interest and less any applicable tax withholding (the “Cash Consideration”), plus (b) one non-tradable contingent value right (each, a “CVR”), which represents the contractual right to receive contingent payments of up to $3.00 per CVR, net to the stockholder in cash, without interest and less any applicable tax withholding, upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent selected by Parent and reasonably acceptable to the Company (the Cash Consideration plus one CVR, collectively, the “Offer Price”).

Following the consummation of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into the Company as provided in the Merger Agreement (the “Merger”), with the Company being the surviving corporation. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), which permits completion of the Merger without a stockholder vote promptly following consummation of the Offer. At the effective time of the Merger (the “Effective Time”), each Share (other than (i) Shares held in the treasury of the Company or owned by Parent, Purchaser or any direct or indirect wholly owned subsidiary of Parent or Purchaser or (ii) Shares that are held by stockholders who are entitled to and properly demand appraisal for such Shares in accordance with Section

262 of the DGCL, but including each Share that is subject to vesting or forfeiture restrictions granted pursuant to a Company equity incentive plan, program or arrangement (“Company Restricted Stock”)) will be cancelled and converted into the right to receive the Offer Price from Purchaser. As a result of the Merger, the Company will cease to be a publicly traded company.

The obligation of Parent and Purchaser to consummate the Offer is subject to the condition that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares that, together with the number of Shares, if any, then owned beneficially by Parent and Purchaser (together with their wholly owned subsidiaries) would represent a majority of the Shares outstanding as of the consummation of the Offer (the “Minimum Tender Condition”). The Minimum Tender Condition may not be waived by Purchaser without the prior written consent of the Company. The obligation of Purchaser to consummate the Offer is also subject to other customary conditions, including the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the absence of governmental injunctions or other legal restraints prohibiting the Merger or the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company (subject to certain materiality exceptions), and material compliance by the Company with its covenants under the Merger Agreement. Consummation of the Offer is not subject to a financing condition.

The Merger Agreement provides for the following treatment of the Company’s equity awards:

●

at the Effective Time, each option to purchase Shares having an exercise price less than the Cash Consideration (each such option, a “Company Cash-Out Stock Option”) that is outstanding immediately prior to the Effective Time, whether or not vested, shall be canceled and converted into the right to receive (x) an amount in cash, without interest and less any applicable tax withholdings, equal to the product of (A) the total number of Shares subject to such Company Cash-Out Stock Option immediately prior to the Effective Time multiplied by (B) the excess, if any, of the Cash Consideration over the applicable exercise price per share under such Company Cash-Out Stock Option and (y) one CVR for each share of Common Stock subject to such Company Cash-Out Stock Option immediately prior to the Effective Time (without regard to vesting);

●

effective as of five business days prior to the date on which the closing of the Merger occurs (the “Closing Date”), or such other date (in no event later than two business days prior to the Closing Date) occurring prior to the Closing Date as may be determined by the board of directors of the Company (the “Company Board”) in its reasonable discretion (such date, the “Acceleration Date”), each then-outstanding and unexercised option to purchase Shares having an exercise price equal to or greater than the Cash Consideration (each such option, a “Company Exercisable Pre-Close Stock Option”) shall vest in full and become exercisable up to and through the close of regular trading on the Nasdaq on the second business day following the Acceleration Date (such second business day, the “Last Exercise Date”) in accordance with the terms and conditions of such Company Exercisable Pre-Close Stock Option in effect on the date of the Merger Agreement, and such Company Exercisable Pre-Close Stock Options shall terminate and be of no further force or effect as of immediately prior to closing of the Merger if not exercised by the holder on or prior to the close of regular trading on the Last Exercise Date; and

●

at the Effective Time, each Share of Company Restricted Stock that is outstanding immediately prior to the Effective Time will vest in full as of immediately prior to the Effective Time and will be treated in the same manner as all other Shares of Common Stock.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Purchaser. The Company has agreed, among other things, to use commercially reasonable efforts to operate its business in the ordinary course until the time at which the Purchaser irrevocably accepts for purchase all Shares validly tendered (and not validly withdrawn) pursuant to the Offer and not to engage in specified types of transactions during such period. The Company has also agreed to customary non-solicitation restrictions, including not to solicit, facilitate or engage in discussions with third parties regarding other proposals for alternative business combination transactions involving the Company or change the recommendation of the Company Board to the Company’s stockholders regarding the Offer, in each case, except as otherwise permitted by the Merger Agreement, including to enter into an alternative transaction that constitutes a Superior Proposal (as defined in the Merger Agreement) in compliance with the Company Board’s fiduciary duties under applicable law and subject to payment of a termination fee. Parent and Purchaser have agreed to use reasonable best efforts to take actions that may be required in order to obtain antitrust approval of the proposed transaction, subject to certain limitations.

The Merger Agreement also includes customary termination provisions for both the Company and Parent, including, among others, the right of both parties to terminate for failure to consummate the Offer on or before February 14, 2023, which date shall be extended to April 15, 2023 if the closing condition regarding the expiration of the waiting period (and any extension thereof) under the HSR Act remains unsatisfied. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay the Parent a termination fee of $17.5 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a Superior Proposal or the Company Board’s change of recommendation in favor of the Offer). The parties to the Merger Agreement are also entitled to specifically enforce the terms and provisions of the Merger Agreement.

For additional information related to the Merger Agreement, refer to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on October 31, 2022, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors—Risks Related to Pending Transaction with Eli Lilly and Company” of this Quarterly Report on Form 10-Q.

13

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

Proposed Acquisition by Eli Lilly and Company

On October 17, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Eli Lilly and Company, or the Parent, and Kearny Acquisition Corporation, or the Purchaser. Pursuant to the Merger Agreement, on October 31, 2022, Purchaser commenced a tender offer, or the Offer, to purchase all of our issued and outstanding shares, or the Shares, of common stock, par value $0.0001 per share, or the Common Stock, in exchange for (a) $12.50 per Share, net to the stockholder in cash, without interest and less any applicable tax withholding, or the Cash Consideration, plus (b) one non-tradable contingent value right (each, a CVR), which represents the contractual right to receive contingent payments of up to $3.00 per CVR, net to the stockholder in cash, without interest and less any applicable tax withholding, upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement to be entered into with a rights agent selected by Parent and reasonably acceptable to us.

Following the consummation of the Offer and the satisfaction or waiver of certain conditions as set forth in the Merger Agreement, Purchaser will be merged with and into us, or the Merger, without a meeting of our stockholders in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, and we will be the surviving corporation and a wholly owned subsidiary of Parent. As a result of the Merger, we will cease to be a publicly traded company.

The Merger Agreement contains customary representations, warranties, and covenants. We currently expect the Offer and the Merger to be completed in the fourth quarter of 2022, subject to the satisfaction or waiver of customary closing conditions, including, among others, that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares that, together with the number of Shares, if any, then owned beneficially by Parent and Purchaser (together with their wholly owned subsidiaries) would represent a majority of the Shares outstanding as of the consummation of the Offer and the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement also contains customary termination provisions for both the Parent and us and, under certain circumstances, may require us to pay Parent a termination fee of $17.5 million.

For additional information related to the Merger Agreement, refer to our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on October 31, 2022, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors—Risks Related to Pending Transaction with Eli Lilly and Company.”

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

Since our inception, we have focused substantially all of our resources on organizing and staffing our company, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, and undertaking nonclinical studies. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017), with proceeds from our initial public offering, or IPO, and, most recently, from our at-the-market offering facility under our sales agreement, or the ATM Sales Agreement, with Cowen and Company, LLC. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates.

We reported a net loss of $19.8 million and $67.7 million for the three and nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $236.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
(In thousands)	2022	2021	Change
Operating expenses:
Research and development	$13,937	$17,399	$(3,462)
General and administrative	6,267	5,513	754
Total operating expenses	20,204	22,912	(2,708)
Loss from operations	(20,204)	(22,912)	2,708
Other income (expense):
Interest income	522	483	39
Other expense, net	(157)	(477)	320
Total other income, net	365	6	359
Net loss	$(19,839)	$(22,906)	$3,067

Research and Development Expenses

	Three Months Ended
	September 30,
(In thousands)	2022	2021	Change
Direct research and development expenses by program:
AK‑OTOF	$2,573	$5,848	$(3,275)
AK-antiVEGF	888	899	(11)
Other early‑stage programs	207	824	(617)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	303	999	(696)
Personnel related (including stock‑based compensation)	6,409	5,738	671
Facility related and other	3,557	3,091	466
Total research and development expenses	$13,937	$17,399	$(3,462)

Research and development expenses were $13.9 million for the three months ended September 30, 2022, compared to $17.4 million for the three months ended September 30, 2021. The decrease of $3.3 million in direct costs related to our AK-OTOF program was due to timing of manufacturing activities conducted by existing third-party manufacturers (including Catalent Maryland, Inc.), in addition to the substantial completion of activities with one of our third-party manufacturers, Lonza Houston, Inc. Direct costs related to our AK-antiVEGF program remained relatively consistent between periods. The decrease of $0.6 million in research and development expenses for our other early-stage programs was primarily due to decreased spend related to the research of these programs.

The decrease of $0.7 million in platform-related external costs was primarily related to decreases in spending related to the development of our novel delivery approach. The increase of $0.7 million in personnel related costs was primarily due to increased headcount in our research and development function. Personnel related costs included stock-based compensation expense of $1.0 million for each of the three months ended September 30, 2022 and 2021. The increase of $0.5 million in facility related and other costs was primarily due to an increase in facility costs and laboratory costs related to our corporate headquarters.

General and Administrative Expenses

	Three Months Ended
	September 30,
(In thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$4,032	$3,110	$922
Professional and consultant fees	1,158	1,184	(26)
Facility related and other	1,077	1,219	(142)
Total general and administrative expenses	$6,267	$5,513	$754

General and administrative expenses for the three months ended September 30, 2022 were $6.3 million, compared to $5.5 million for the three months ended September 30, 2021. Personnel related costs increased by $0.9 million primarily related to the increase in headcount in our general and administrative function. Personnel related costs included stock-based compensation expense of $1.5 million for each of the three months ended September 30, 2022 and 2021. Professional and consultant fees, facility related and other expenses remained relatively consistent between periods.

Other Income (Expense)

Interest Income

Interest income was $0.5 million for each of the three months ended September 30, 2022 and 2021, consisting of interest earned on invested cash balances.

Other Expense, Net

Other expense, net was $0.2 million and $0.5 million, respectively, for each of the three months ended September 30, 2022 and 2021, and was primarily related to net amortization of premiums and accretion of discounts on marketable securities.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Operating expenses:
Research and development	$48,643	$45,776	$2,867
General and administrative	19,595	16,068	3,527
Total operating expenses	68,238	61,844	6,394
Loss from operations	(68,238)	(61,844)	(6,394)
Other income (expense):
Interest income	1,074	1,546	(472)
Other expense, net	(489)	(1,434)	945
Total other income, net	585	112	473
Net loss	$(67,653)	$(61,732)	$(5,921)

Research and Development Expenses

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Direct research and development expenses by program:
AK‑OTOF	$10,850	$14,208	$(3,358)
AK-antiVEGF	4,718	3,365	1,353
Other early‑stage programs	842	2,219	(1,377)
Platform, research and discovery, and unallocated expenses:
Platform‑related external costs	1,987	2,496	(509)
Personnel related (including stock‑based compensation)	20,151	15,275	4,876
Facility related and other	10,095	8,213	1,882
Total research and development expenses	$48,643	$45,776	$2,867

Research and development expenses were $48.6 million for the nine months ended September 30, 2022, compared to $45.8 million for the nine months ended September 30, 2021. The decrease of $3.4 million in direct costs related to our AK-OTOF program was due to timing of manufacturing activities conducted by existing third-party manufacturers (including Catalent Maryland, Inc.), in addition to the substantial completion of activities with one of our third-party manufacturers, Lonza Houston, Inc. The increase of $1.4 million in direct costs related to our AK-antiVEGF program was primarily due to increased nonclinical toxicology studies and manufacturing costs. The decrease of $1.4 million in research and development expenses for our other early-stage programs was primarily due to decreased spend related to the research of these programs.

The decrease of $0.5 million in platform-related external costs was primarily related to decreases in spending related to the development of our novel delivery approach. The increase of $4.9 million in personnel-related costs was primarily due to increased headcount in our research and development function. Personnel-related costs included stock-based compensation expense of $3.2 million for each of the nine months ended September 30, 2022 and 2021. The increase of $1.9 million in facility related and other costs was primarily due to an increase in facility costs and laboratory costs related to our corporate headquarters.

General and Administrative Expenses

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$12,997	$9,127	$3,870
Professional and consultant fees	3,190	3,643	(453)
Facility related and other	3,408	3,298	110
Total general and administrative expenses	$19,595	$16,068	$3,527

General and administrative expenses for the nine months ended September 30, 2022 were $19.6 million, compared to $16.1 million for the nine months ended September 30, 2021. Personnel-related costs increased by $3.9 million primarily as a result of the increase in headcount in our general and administrative function. Personnel-related costs included stock-based compensation expense of $4.7 million for the nine months ended September 30, 2022 and $3.7 million for the nine months ended September 30, 2021. The decrease of $0.5 million in professional and consultant fees was related to a decrease in professional fees related to legal services. Facility related and other expenses remained relatively consistent between periods.

Other Income (Expense)

Interest Income

Interest income was $1.1 million and $1.5 million, respectively, for each of the nine months ended September 30, 2022 and 2021, consisting of interest earned on invested cash balances.

Other Expense, Net

Other expense, net was $0.5 million and $1.4 million, respectively, for each of the nine months ended September 30, 2022 and 2021, and was primarily related to net amortization of premiums and accretion of discounts on marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017), with proceeds from our IPO and, most recently, from our at-the-market offering facility under the ATM Sales Agreement. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $169.3 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash used in operating activities	$(58,136)	$(47,796)
Cash provided by investing activities	4,157	94,517
Cash provided by financing activities	7,486	104
Net increase (decrease) in cash, cash equivalents and restricted cash	$(46,493)	$46,825

Operating Activities

During the nine months ended September 30, 2022, operating activities used $58.1 million of cash, primarily resulting from our net loss of $67.7 million, partially offset by non-cash charges of $11.4 million and net cash used by changes in our operating assets and liabilities of $1.9 million.

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

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $4.2 million, related to proceeds from sales or maturities of marketable securities of $110.0 million, partially offset by purchases of marketable securities of $94.2 million and purchases of property and equipment of $11.6 million.

During the nine months ended September 30, 2021, net cash provided by investing activities was $94.5 million, related to proceeds from sales or maturities of marketable securities of $254.0 million, partially offset by purchases of marketable securities of $151.4 million and purchases of property and equipment of $8.1 million.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $7.5 million, related to proceeds from our at the market equity offering, net of offering costs, of $7.2 million and proceeds from the exercise of stock options of $0.3 million.

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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting estimates. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022, and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2022, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2022.

On October 31, 2022, Ryan O’Dell, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned O’Dell v. Akouos, Inc., et al., Case No. 1:22-cv-

9313, or the O’Dell Complaint. On November 10, 2022, Brian Dixon, a purported stockholder of the Company, filed a complaint in the United States District Court for the District of Delaware, captioned Dixon v. Akouos, et al., Case No. 1:22-cv-01479-UNA, or the Dixon Complaint, which we refer to together with the O’Dell Complaint as the Complaints. The Complaints name as defendants the Company and each member of our board of directors. The Complaints allege, among other things, that the defendants violated Sections 14(d), 14(e), and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14d-9 promulgated thereunder by omitting and/or misrepresenting certain material facts related to the transaction from the Schedule 14D-9 filed by the Company on October 31, 2022. The Complaints seek, among other relief, (i) injunctive relief preventing the consummation of the merger, (ii) recission of the Agreement and Plan of Merger, dated as of October 17, 2022, or the Merger Agreement, or rescissory damages, (iii) other damages purportedly incurred on account of the alleged omissions or misstatements, and (iv) an award of plaintiff’s costs and disbursements of the action, including attorneys’ and expert fees and expenses. In addition, the Dixon Compliant seeks a declaration that the defendants violated Section 14(a) and/or 20(a) of the Exchange Act.

The Company also received (a) one demand letter on November 3, 2022, sent on behalf of Alex Ciccotelli, a purported stockholder of the Company, or the Ciccotelli Demand, (b) two demand letters on November 8, 2022, sent on behalf of Marc Waterman, or the Waterman Demand, and Christopher Scott, or the Scott Demand, each a purported stockholder of the Company, (c) two demand letters on November 9, 2022, sent on behalf of James Ayer, or the Ayer Demand, and Tim Chase, or the Chase Demand, each a purported stockholder of the Company, (d) two demand letters on November 10, 2022, sent on behalf of David Elliot, or the Elliot Demand, and Miriam Nathan, or the Nathan Demand, each a purported stockholder of the Company, and (e) one demand letter on November 11, 2022, sent on behalf of Sean Riley, or the Riley Demand, a purported stockholder of the Company. Each of the Ciccotelli Demand, the Waterman Demand, the Scott Demand, the Ayer Demand, the Chase Demand, the Elliot Demand, the Nathan Demand and the Riley Demand alleges omissions of material information with respect to the transaction from the Schedule 14D-9 filed by the Company on October 31, 2022 and demands that the Company promptly provide stockholders with additional disclosure. In addition, each of the Ayer Demand and the Nathan Demand includes a draft complaint, which contains allegations and requests for relief substantially consistent with those set forth in the Complaints, and states an intention to file such complaint once finalized and/or absent the additional demanded disclosures by the Company.

The outcome of the matters described above cannot be predicted with certainty. However, the Company believes that the allegations in the Complaints, Ciccotelli Demand, the Waterman Demand, the Scott Demand, the Ayer Demand, the Chase Demand, the Elliot Demand, the Nathan Demand and the Riley Demand are without merit. Additional complaints may be filed against the Company, our board of directors, Eli Lilly and Company, or Parent, and Parent’s wholly owned subsidiary, Kearny Acquisition Corporation, in connection with the transactions contemplated by the Merger Agreement, the Schedule TO and the Schedule 14D-9. If such additional complaints are filed, absent new or different allegations that are material, the Company, Parent and/or Purchaser will not necessarily announce such additional complaints.

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

Risks Related to Pending Transaction with Eli Lilly and Company

We may not complete the pending transaction with Eli Lilly and Company within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On October 17, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Eli Lilly and Company, or Parent, and Parent’s wholly owned subsidiary, Kearny Acquisition Corporation, or Purchaser.

The Merger Agreement provides for, among other things and on the terms and subject to the conditions set forth therein, a two-step transaction in which the first step is a tender offer, which we refer to herein as the Offer, by the Purchaser to acquire all of our issued and outstanding shares of common stock for (i) $12.50 per share of common stock, net to the seller in cash, without interest, which we refer to herein as the Cash Consideration, and (ii) one (1) contractual contingent value right, or CVR, per share of common stock, pursuant to the terms of a contingent value rights agreement in substantially the form attached as Annex IV to the Merger Agreement, or the CVR Agreement. The Merger Agreement provides that, among other things, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions to the merger, and in accordance with the General Corporation Law of the State of Delaware, or the DGCL, the Purchaser will be merged with and into us, or the Merger, and we will continue as the surviving corporation and a wholly owned subsidiary of the Parent. Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no stockholder vote by our stockholders will be required to consummate the Merger. We currently expect the Offer and the Merger to be completed in the fourth quarter of 2022.

If the Offer and Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay the Parent a termination fee of $17.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, suppliers, and lenders. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Company’s ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities that may impose conditions that could adversely affect us or cause the Merger to be abandoned.

The obligation of Parent and Purchaser to consummate the Offer is subject to the condition that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of shares that, together with the number of shares, if any, then owned beneficially by Parent and Purchaser (together with their wholly owned subsidiaries) would represent a majority of the shares outstanding as of the consummation of the Offer, or the Minimum Tender Condition. The Minimum Tender Condition may not be waived by Purchaser without our prior written consent. The obligation of Purchaser to consummate the Offer is also subject to other customary conditions, including the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, and the absence of governmental injunctions or other legal restraints prohibiting the Merger or the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of our representations and warranties (subject to certain materiality exceptions), and our material compliance with our covenants under the Merger Agreement. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

The granting of regulatory approvals pursuant to the HSR Act could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger.

The pendency of the transaction with the Parent and the Purchaser could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with the Parent and the Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with strategic partners and suppliers. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

We are and may continue to be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. To date, two putative stockholder class action lawsuits have been filed against us and our board of directors in connection with the transactions contemplated by the Merger Agreement. We have also received eight demand letters in connection with the transactions contemplated by the Merger Agreement. We and the other defendants believe the lawsuits and demand letters are without merit; however, the outcome of all litigation, including the matters described above, is uncertain and we may not be successful in defending against these claims or any other lawsuits brought against us even if they are without merit. Regardless of the outcome of these lawsuits or any other lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, stockholders will not realize any value from the CVRs.

Upon consummation of the Merger, each holder of shares, including holders of shares of restricted stock, and shares received in respect of each then-outstanding and unexercised option to purchase shares having an exercise price equal to or greater than the Cash Consideration ns that were exercised prior to the last exercise date, will be entitled to one CVR for each share outstanding (i) that the Purchaser accepts for payment from such holder pursuant to the Offer or (ii) owned by or issued to such holder as of immediately prior to the effective time of the Merger and converted into the right to receive the merger consideration pursuant to the Merger Agreement. Each holder of an option to purchase shares having an exercise price less than the Cash Consideration, or the Company Cash-Out Stock Option, whether or not vested, will be entitled to one CVR for each Share subject to such Company Cash-Out Stock Option. Each CVR represents the right to receive the following cash payments, without interest and less any applicable tax withholding, if the following milestones, which we refer to collectively as the Milestones, are achieved:

●	$1.00 per CVR in cash, without interest and less any applicable tax withholding, payable upon the occurrence of the fifth (5th) human participant being administered with AK-OTOF (as defined in the CVR Agreement) in a Phase 1 clinical trial or Phase 1/2 clinical trial globally, or the AK-OTOF Phase 1 Milestone, if the AK-OTOF Phase 1 Milestone is achieved prior to both (i) 12:00 a.m. ET on January 1, 2025 and (ii) the termination of the CVR Agreement;
●	$1.00 per CVR in cash, without interest and less any applicable tax withholding, payable upon the occurrence of the fifth (5th) human participant being administered with a Second Program Product (as defined in the CVR Agreement) in a Phase 1 clinical trial or Phase 1/2 clinical trial globally, or the Second Program Phase 1 Milestone, if the Second Program Phase 1 Milestone is achieved prior to both (i) 12:00 a.m. ET on January 1, 2027 and (ii) the termination of the CVR Agreement; and
●	$1.00 per CVR in cash, without interest and less any applicable tax withholding, payable upon the earlier to occur of (i) the occurrence of the first (1st) participant being administered with a Registration Study

Product (as defined in the CVR Agreement) in a Phase 3 clinical trial globally and (ii) the receipt of approval of a biologics licensing application by the U.S. Food and Drug Administration, or the FDA, for the Registration Study Product, or the Registration Study Milestone, if the Registration Study Milestone is achieved (a) at or prior to 11:59 p.m. ET on December 31, 2026 and (b) before the termination of the CVR Agreement; if the Registration Study Milestone is not achieved at or prior to 11:59 p.m. ET on December 31, 2026, such payment shall be reduced by 1/24th (or approximately 4.2 cents) and will thereafter be reduced by 1/24th (or approximately 4.2 cents) per calendar month until 12:00 a.m. ET on December 1, 2028 (at which point the CVR will expire).

Following the consummation of the Merger, the Parent has agreed to use commercially reasonable efforts to achieve the Milestones. However, there can be no assurance that any Milestone will be achieved prior to its expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to any Milestone.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

In certain instances, the Merger Agreement requires us to pay a termination fee to the Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay the Parent a termination fee of $17.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our board of directors. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business relationships or financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the transaction, if the transaction is not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with the Parent.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, prohibit us from (i) directly or indirectly initiating, soliciting or knowingly encouraging or knowingly facilitating any inquiries, proposals or offers or the making of any submission or announcement of any inquiry, proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement); (ii) directly or indirectly engaging in, entering into or participating in any discussions or negotiations with any person with respect to any Acquisition Proposal; or (iii) providing any non-public information to, or affording access to our business, properties, assets, books or records, to any person in connection with any Acquisition Proposal, except to the extent our board of directors (after consultation with outside counsel) determines that the failure to do so would be, or would reasonably be expected to be, inconsistent with its fiduciary duties under applicable law. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses during all fiscal periods since our inception, have no products approved for commercial sale, and we expect to incur substantial losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $67.7 million for the nine months ended September 30, 2022, and $86.7 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $236.0 million. To date, we have financed our operations with proceeds from the issuance of common stock in our initial public offering, or IPO, in our at the market offering, or ATM, and proceeds from the sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2017). We have devoted substantially all of our financial resources and efforts to research and development, and our net losses have resulted principally from these research and development activities and from personnel expenses. We are still in the early stages of development of our product candidates, we have not commenced or completed clinical development of any product candidates and we have only recently received clearance from FDA for our investigational new drug application, or IND, for our product candidate AK-OTOF for the treatment of the otoferlin gene (OTOF)-mediated hearing loss. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially in the foreseeable future as we:

●	initiate a planned Phase 1/2 clinical trial of our lead product candidate, AK-OTOF;
●	submit an IND and initiate a planned Phase 1/2 clinical trial for our product candidate AK-antiVEGF for the treatment of vestibular schwannoma;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	advance additional product candidates into preclinical and clinical development;
●	expand the capabilities of our genetic medicine platform;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure; scale up manufacturing capabilities; and commercialize any products for which we may obtain marketing approval;
●	expand, maintain, and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, manufacturing, and other scientific personnel to support our research, product development, and future commercialization efforts; and
●	add operational, legal, compliance, financial, and management information systems personnel, including personnel to support our research, product development, and future commercialization efforts and support our operations as a public company.

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

We have not initiated clinical development of any product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

●	we are required by the FDA, the European Medicines Agency, or the EMA, or any comparable regulatory authority in other jurisdictions, to perform trials or studies in addition to, or different than, those expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates; or
●	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $169.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements beyond the next 18 months from the issuance date of the consolidated financial statements. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Furthermore, because the outcome of our planned Phase 1/2 clinical trials and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. As a result, we could deplete our capital resources sooner than we currently expect.

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

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If the Merger does not close and if adequate funds are not available to us on a timely basis or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate nonclinical studies, clinical trials, manufacturing, or other development activities for one or more product candidates or discovery stage programs or delay, limit, reduce, or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any product candidates.

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

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If the Merger does not close and we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We are very early in our development efforts and all of our product candidates are still in preclinical development. We submitted an IND to FDA with respect to our AK-OTOF program in August 2022, which FDA subsequently cleared in September 2022. We also expect to submit an IND to FDA with respect to our AK-antiVEGF program in 2023. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Many of these factors are beyond our control, including clinical outcomes, the regulatory review process, potential threats to our intellectual property rights, and the manufacturing, marketing and sales efforts of any future collaborator. If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed. As a company, we have not yet initiated any clinical trials for our product candidates. Our lack of experience in conducting clinical development activities for our product candidates may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions about the future success or viability of our programs may not be as accurate as they could be if we had a history of conducting clinical trials.

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

An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to traditional drugs. We and our third-party manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our genetic medicine product candidates, including assays to assess the titer and potency of our genetic medicine product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, or qualified, or validated depending on the nature of the assay and the stage of product candidate development, which may take substantial time and resources. We experienced longer timelines than anticipated for analytical testing data for our AK-OTOF program, which resulted in submission of our IND to FDA in August 2022. Based upon this, we believe we may experience similar timelines for our AK-antiVEGF program and we are targeting an IND submission for AK-antiVEGF in 2023. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations, we may need to delay or repeat certain manufacturing and development activities.

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

While many companies focus on gene therapies targeting blood, eye, muscle, and neurologic disorders, we are aware of certain companies with active development programs in the hearing space. Decibel Therapeutics, Inc., or Decibel, is focused on hearing and balance disorders. Decibel’s lead therapeutic candidate is being investigated for the prevention of ototoxicity associated with cisplatin chemotherapy. Decibel has announced a potential gene therapy for OTOF related hearing loss, DB-OTO, and has filed an IND in 2022 and that it expects to initiate a Phase 1/2 clinical trial in 2022. Decibel is also pursuing additional preclinical gene therapy programs, AAV.103 and AAV.104, targeting hearing loss resulting from other monogenic forms of hearing loss. AAV.103 is a preclinical gene therapy program for hearing loss caused by a mutation in the GJB2 gene and Decibel expects to identify a product candidate for AAV.103 in 2022. In 2021, Decibel announced its AAV.104 program is targeting the stereocilin gene in patients with autosomal recessive hearing disorders. Decibel has also announced that it is co-developing DB-OTO, AAV.103, and AAV.104 with Regeneron Pharmaceuticals, Inc., and that it retains worldwide commercial rights. In addition to pursuing gene therapies for monogenic forms of hearing loss, Decibel is also pursuing gene therapies for hair cell regeneration within the inner ear. Decibel has stated its plans to announce a target for a cochlear hair cell regeneration program in 2022.

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

Sensorion SA, or Sensorion, is focused on developing potential therapies for inner ear disorders. Sensorion has announced a collaboration with Institut Pasteur in gene therapy programs targeting hearing loss. Sensorion has three preclinical gene therapy programs targeting Usher Syndrome Type I, OTOF deficiency, and GJB2 deficiency, and plans to file a CTA in the first half of 2023 for OTOF-GT and to make a candidate selection for GJB2-GT in the second half of 2022.

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

As of September 30, 2022, we have filed to register trademarks in the United States with the USPTO, and also have registered trademarks in certain jurisdictions outside of the United States, for the marks “Akouos”, the Akouos logo, “Resonate”, the Resonate by Akouos logo, “The Sing Registry,” and the Sing logo. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with third parties to provide these capabilities. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, and, if any product candidate receives marketing approval, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, if the Merger does not close, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price paid for their shares. The market price for our common stock may be influenced by many factors, including:

●	the proposed acquisition by Eli Lilly and Company;
●	results of or developments in nonclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;
●	timing of the results of our nonclinical studies and clinical trials or those of our competitors;
●	our success in commercializing any product candidates, if and when approved;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other intellectual property or proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our product candidates;
●	the results of our efforts to discover, develop, acquire, or in-license products, product candidates, technologies, or data referencing rights, the costs of commercializing any such products, and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	variations in our financial results or the financial results of companies that are perceived to be similar to us;

●	sales of common stock by us, our executive officers, directors, or principal stockholders, or others;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biopharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

As of October 31, 2022, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 33.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. For example, in connection with the execution and delivery of the Merger Agreement, Emmanuel Simons (our President and Chief Executive Officer), and stockholders affiliated with each of 5AM Ventures and New Enterprise Associates, or collectively, the Support Stockholders, solely in their respective capacities as stockholders of the Company, each entered into a tender and support agreement with Parent and Purchaser, pursuant to which each Support Stockholder agreed, among other things, (i) to tender all of the shares held by such Support Stockholder in the Offer, subject to certain exceptions (including the valid termination of the Merger Agreement), (ii) to vote against other proposals to acquire us and (iii) to certain other restrictions on its ability to take actions with respect to us and its shares.

This concentration of ownership control may:

●	delay, defer, or prevent a change in control;
●	entrench our management and board of directors; or

●	delay or prevent a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

Further, this concentration of ownership may also adversely affect the market price of our common stock.

We have broad discretion in the use of our cash, cash equivalents and marketable securities and may not use them effectively.

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities, and could use the funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value. Pursuant to the Merger Agreement, we agreed to convert all of our marketable securities into cash and cash equivalents prior to the effective time of the Merger.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units, depository shares, subscription rights, purchase contracts, and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into a Sales Agreement, or the ATM Sales Agreement, with Cowen and Company, LLC pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $100 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2022, we sold 2,272,727 shares of common stock pursuant to the ATM Sales Agreement. The extent to which we continue to utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the closing of the Merger, prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

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

Provisions in our current corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

If the merger does not close, provisions in our current certificate of incorporation and our bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

As of September 30, 2022, we have invested the unused net proceeds from the IPO in cash equivalents and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2020.

Item 6. Exhibits

Exhibit Number		Description

2.1

Agreement and Plan of Merger, dated as of October 17, 2022, by and among the registrant, Eli Lilly and Company and Kearny Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2022).

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

10.1*		Consulting Agreement, dated August 15, 2022, by and between the registrant and Chris Smith.
31.1	*

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

AKOUOS, INC.

Date: November 14, 2022	By:	/s/ Emmanuel Simons
Emmanuel Simons, Ph.D., M.B.A.
President and Chief Executive Officer
Date: November 14, 2022	By:	(Principal Executive Officer) /s/ Sachiyo Minegishi
Sachiyo Minegishi, M.B.A. Chief Financial Officer (Principal Financial and Accounting Officer)